Form 10-K
period 1997-12-31
NORTHLAND CABLE TELEVISION INC
filed 1998-03-30
CIK 1051920

               FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 34-29354 eff. 7-1-91)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from _______to________

                       Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          STATE OF WASHINGTON                                 91-1311836
   ---------------------------------                    ---------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              STATE OF WASHINGTON                             91-1638891
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)


          3600 WASHINGTON MUTUAL TOWER                    98101
   ------------------------------------------         -------------
     1201 THIRD AVENUE, SEATTLE, WASHINGTON             (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code: (206) 621-1351
                                                          ----------------

      Securities registered pursuant to including Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
           (NONE)                                       (NONE)


          Securities registered pursuant to Section 12(g) of the Act:

                   10 1/4% Senior Subordinated Notes due 2007
                                (Title of class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [x]


                       DOCUMENTS INCORPORATED BY REFERENCE
                      (Partially Incorporated into Part IV)

     (1) Form S-4 Registration Statement declared effective on February 12, 1998 (No. 333-43157).

This filing contains ____ pages. Exhibits Index appears on page _____. Financial Statements/Schedules Index appears on page _____.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms.


                                     PART I

ITEM 1.   BUSINESS

           Northland Cable Television, Inc. (the "Company"), a Washington Corporation, was formed in October 1985 and owns and operates 41 cable television systems serving small cities, towns, and rural communities in California, Georgia, Oregon, South Carolina, Texas and Washington (collectively the "Systems"). The Company is a wholly owned subsidiary of Northland Telecommunications Corporation ("NTC") which, together with the Company and its other affiliates, has specialized in providing cable television and related services in non-urban markets since 1981. Other subsidiaries of NTC include:

          NORTHLAND COMMUNICATIONS CORPORATION ("NCC")- formed in March 1981 and principally involved in the ownership and management of cable television systems. NCC is the sole shareholder of Northland Cable Properties, Inc.

               NORTHLAND CABLE PROPERTIES, INC. - formed in February 1995 and principally involved in the direct ownership of local cable television systems.

          NORTHLAND CABLE SERVICES CORPORATION - formed in August 1993 and principally involved in the development and production of computer software used in connection with the billing and financial record keeping for cable systems owned or managed by NCC or The Company, as well as the holding company for the following entity:

               CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the production and development of video commercial advertisements.

          NORTHLAND MEDIA, INC. - formed in April 1995 as the holding company for the following entity:

               STATESBORO MEDIA, INC. - formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, GA and surrounding areas.

           Since closing its initial acquisition in 1986, The Company has continued to target, negotiate and complete acquisitions of cable systems and integrate the operation of such systems. In many communities, the Company offers its exclusive local news and information programming, produced by the Company's wholly owned subsidiary, Northland Cable News, Inc. The Company has increased its basic and premium subscribers through strategic acquisitions, selective system upgrades and extensions of its cable systems. Additionally, the Company believes its subscriber growth and revenue per subscriber have been enhanced by consistent economic growth and favorable demographics in its markets. As of December 31, 1997, the total number of basic subscribers served by the Systems was 93,675, and the Company's penetration rate (basic subscribers as a percentage of homes passed) was approximately 69% as compared to an industry average of approximately 66%, as reported by PAUL KAGAN AND ASSOCIATES, INC.
           The Company has 63 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2020, have been granted by local and county authorities in the areas in which the Systems operate.

Annual franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

           THE SYSTEMS

         The Company's systems are divided into four geographical regions. Unless otherwise indicated, all operating statistical data set forth in the following table and the region-by-region description of the Systems which follows is as of December 31, 1997.

                                                                                                      AVERAGE
                                                                                                      MONTHLY
                                                             PERCENT OF                               REVENUE
                                     BASIC                     BASIC       PREMIUM                      PER        EBITDA
                        HOMES     SUBSCRIBERS     BASIC     SUBSCRIBERS    SERVICE       PREMIUM        BASIC      MARGIN
    REGION             PASSED(1)      (2)      PENETRATION       (3)       UNITS(4)    PENETRATION   SUBSCRIBER      (5)
    ------             ---------  -----------  -----------  -----------    --------    -----------   ----------    ------
So. Carolina
 /Georgia ......       35,815       24,542        68.5%         26.2%        7,325        29.8%      $   38.63     45.5%
Washington .....       34,670       25,872        74.6%         27.6%        8,462        32.7%      $   34.60     41.2%
Texas ..........       46,385       30,389        65.5%         32.4%        9,506        31.3%      $   32.99     46.4%
Oregon/Calif ...       18,310       12,872        70.3%         13.8%        4,937        38.4%      $   33.05     39.8%
                      -------       ------        ----         -----        ------        ----       ---------     ----
Total Systems(6)      135,180       93,675        69.2%        100.0%       30,230        32.3%      $   35.60     44.0%


----------

(1) Homes passed refers to estimates of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(2) The number of basic subscribers has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenue for bulk accounts by the full basic service rate for the community in which the account is located.

(3)  Percentage of all basic subscribers based on an aggregate of all Systems.

(4) Premium service units represents the number of subscriptions to premium channels.

(5) EBITDA represents income (loss) before interest expenses, income taxes, depreciation and amortization and other non-cash income (expenses). EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its indebtedness. EBITDA margin represents EBITDA as a percentage of revenue.

(6) EBITDA Margin for "Total Systems" includes Northland Cable News, Inc.'s net operating results.

         The South Carolina/Georgia Region. The South Carolina/Georgia Region consists of four headends serving 24,542 subscribers. Two headends, located in Clemson, South Carolina and Statesboro, Georgia, serve 21,707 subscribers or

88.4% of the total subscribers in the region. The region is currently operated from two local offices located in Clemson and Statesboro. Two of the headends are expected to be interconnected by year-end 1999.

     Clemson, South Carolina. The Clemson area systems serve 15,443 subscribers from three headends, one of which is expected to be eliminated through interconnection. The Clemson system, which is home to Clemson University, is the largest system, serving 12,608 subscribers, and is in the final stages of a 400 MHz rebuild project, in which approximately 90% of the subscribers are expected to benefit from expanded channel capacity by spring 1998. The Company is culminating an intensive five-year capital plan for the Clemson area systems which includes the installation of a fiber optic backbone designed to support a 750 MHz trunk and feeder architecture. Additionally, the Clemson area systems offer Northland Cable News, have a strong advertising sales effort and their principal office and headend sites are owned by the Company.

     Statesboro, Georgia. The Statesboro system serves 9,099 subscribers from a single headend and is in the final phase of a 400 MHz upgrade scheduled for completion by early 1998. The Statesboro system offers Northland Cable News, has a strong advertising sales effort and its office and headend site is owned by the Company. Statesboro, which is home to Georgia
     Southern University, has experienced steady population growth, with a compound annual growth rate for the period 1990 through 1995 of 2.4%, more than double the national average of 1.1%, in each case according to the U.S. Bureau of the Census.


         The Washington Region. The Washington Region serves 25,872 subscribers from five headends and is operated from three offices located in Port Angeles, Bainbridge Island, and Moses Lake, Washington. The three largest headends serve 21,163 subscribers or 81.7% of the Company's total subscribers in the region.

     Port Angeles, Washington. The Port Angeles system serves 8,580 subscribers from one headend. The system utilizes a fiber optic backbone designed to support a 750 MHz trunk and feeder architecture with 30.0% of the subscribers served by 450 MHz capacity plant and the remainder of subscribers served by 330 MHz capacity plant. A 450 MHz upgrade is in process. The system provides Northland Cable News, which acts as a major news source for the area. Port Angeles is located near the Olympic National Park and is the county seat for Clallam County. The system's office and headend sites are owned by the Company.

     Bainbridge Island, Washington. The Bainbridge Island system serves 5,249 subscribers from one headend. Although physically close to Seattle, hilly terrain makes for poor off-air reception in many areas of the island. Current channel capacity is 330 MHz. The construction of a fiber optic backbone designed to support a 750 MHz trunk and feeder architecture is 50.0% accomplished, with completion expected by early 1998. A 550 MHz design upgrade is now 25.0% accomplished, with completion expected by year-end 1999. The system's combination office and headend site is owned. Northland Cable News is offered to subscribers, which has helped develop a successful advertising sales business. Bainbridge Island had a compound annual population growth rate for the period 1990 through 1995 of 3.6%, far exceeding the national average.

     Moses Lake, Washington. The Moses Lake area systems serve 12,043 subscribers from three headends. The Moses Lake headend serves 60.4% of the subscribers and has 400 MHz channel capacity including a recently constructed fiber optic backbone designed to support a 750 MHz trunk and feeder architecture. With the resulting increased channel capacity, the Company added 14 new channels, including a new product tier that it believes will enhance the financial performance of that system. The office, three headend sites and a microwave site are owned by the Company. The three headends are interconnected via microwave for the delivery of certain off-air broadcast signals imported from the Seattle and Spokane, Washington markets. Each system maintains a separate headend facility for reception and distribution of satellite signals. The Othello system recently was upgraded to 400 MHz capacity, and the Ephrata System is intended to be upgraded to 550 MHz capacity by year-end 1999. The Moses Lake area, located in central Washington State, has experienced a compound annual growth rate of its population for the period 1990 through 1995 of 3.3%, well above the national average.

         The Texas Region. The Texas Region is characterized by smaller systems, with 19 headends serving 30,389 subscribers. Three of the region's headends are scheduled to be interconnected by year-end 1999. Six headends currently serve 64.5% of the subscribers. Additionally, the Company's management structure allows it to achieve operating efficiencies, as only five local offices are required to service the region.

     Stephenville, Texas. The Stephenville area systems serve 6,504 subscribers from a cluster of three headends. Stephenville is home to Tarleton State College, an affiliate of Texas A&M University. Approximately 79.3% of subscribers currently are served by plant with 400 MHz capacity. The systems have experienced steady growth in their tier subscriptions and advertising sales revenue. The office and headend site are owned by the Company.

     Mexia, Texas. The Mexia area systems serve 7,025 subscribers from a cluster of five headends, with the two largest headends, Mexia and Fairfield/Teague, serving 89.8% of the subscribers. The Mexia and Fairfield/Teague systems currently have channel capacity of 400 MHz, with Mexia utilizing a fiber optic backbone. The Company recently launched a new product tier in Fairfield/Teague which the Company believes will enhance the financial performance of that system. The Mexia area has a diversified economy with Nucor Steel, Inc. as a major employer.

     Marble Falls, Texas. The Marble Falls area systems serve 8,760 subscribers from a cluster of five headends. The Company recently completed a fiber optic interconnect of the Horseshoe Bay system to the Marble Falls system, thereby eliminating the Horseshoe Bay headend. Over the next two years, the Company plans to continue its strategy to interconnect headends by completing a fiber optic interconnect of the Kingsland system to the Marble Falls system, thereby eliminating an additional headend. At the completion of the Kingsland interconnect, approximately 66.0% of the subscribers in the area will be served from a single headend. The combination office and headend site in Marble Falls is owned by the Company. The Burnet system is currently at 450 MHz capacity and over the next three to five years the remaining systems in the Marble Falls area are scheduled to be upgraded to 400 MHz or 450 MHz capacity. The Marble Falls region is a popular outdoor recreation and retirement area for families from nearby Austin and San Antonio. The population growth rate in the area is 3.7%, in excess of three times the national average.

     The remaining six headends in the Texas region serve 8,100 subscribers, with 89.0% of subscribers served by plant with 330 MHz capacity or better.

         The Oregon/California Region. The Oregon/California Region serves 12,872 subscribers from seven headends, which are operated from three offices located in Woodburn, Oregon, and Yreka and Oakhurst, California. Three headends serve 11,101 subscribers or 86.2% of the total subscribers in the region.

     Woodburn, Oregon. Located between Portland and Salem, Oregon, the Woodburn system serves 4,283 subscribers from one headend with a 450 MHz capacity system. The office and headend site are owned. The system's Northland Cable News production was a key factor in its recently being named the Business of the Year by the Woodburn Chamber of Commerce. Woodburn is located in the Willamette Valley, a major agricultural area, and has historically enjoyed strong population growth.

     Oakhurst, California. The Oakhurst, California area is one of the entrances to Yosemite National Park. The Oakhurst area systems serve 4,929 subscribers from a cluster of five headends. The Oakhurst headend serves 64% of the subscribers in the area and is currently 330 MHz capacity. An upgrade of the Oakhurst system to 450 MHz capacity is in process, and the Company anticipates that 32.0% of Oakhurst system's subscribers will be served by 450 MHz capacity plant by mid-1998, and the entire Oakhurst system upgrade will be completed by 1999. The current upgrade plan includes the construction of a fiber optic backbone, with the interconnect and subsequent elimination of one headend.

     Yreka, California. The Yreka, California system, located near Mt. Shasta National Park, serves 3,660 subscribers from a single headend. Yreka is the county seat of Siskiyou County. The majority of the system currently has 330 MHz capacity. An upgrade of the system to 450 MHz capacity is now underway. Portions of the system serving 64.2% of the subscribers already have been designed to 450 MHz capacity, with completion projected by year-end 1999. The Yreka office and headend sites are owned by the Company.

           As of December 31, 1997, the Company had approximately 168 full-time employees and nine part-time employees. Ten of the Company's employees at its Moses Lake, Washington system are represented by a labor union. The Company considers its relations with its employees to be good.

           The Company's cable television business is not considered seasonal. Its business is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No customer accounts for 10% or more of revenues. No material portion of the Company's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of any governmental unit, except that franchise agreements may be terminated or modified by the franchising authorities as noted above. During the last year, the Company did not engage in any research and development activities.

           Company revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into three categories: basic subscribers, tier subscribers and premium subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Tier subscribers" are households that subscribe to an additional level of programming service, the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney or The Movie Channel.

COMPETITION

           Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, satellite master antenna television services, DBS services, wireless cable services, newspapers, movie theaters, live sporting events, online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

           Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems without a franchise. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded the Company.

           Well-financed businesses from outside the cable industry (such as the public utilities and other companies that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. Congress has repealed the prohibition against national television networks owning cable systems, and telephone companies may now enter the cable industry, as described below. Such new entrants may become competitors for franchises or providers of competitive services. In general, a cable system's financial performance will be adversely affected when a competing cable service exists (referred to in the cable industry as an "overbuild").

           In 1993, a potential competitor petitioned to obtain a franchise from the City of Woodburn, Oregon to operate a cable system which would compete with the Company's Woodburn system. Such franchise has not been granted. The Company's Woodburn system serves 4,170 subscribers, constituting approximately 3.2% of the Company's total subscribers on a pro forma basis. See "--Legal Proceedings."

           In recent years, the FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS, whereby signals are transmitted by satellite to small receiving dishes located on subscribers' homes. Programming is currently available to DBS subscribers through conventional, medium- and high-powered satellites. Existing DBS systems offer in excess of seventy-five channels of programming and pay-per-view services and are expected to increase channel capacity to 100 or more channels, enabling them to provide program service comparable to and in some instances, superior to those of cable television systems. At least four well-financed companies currently offer DBS services and have undertaken extensive marketing efforts to promote their products. The FCC has implemented regulations under the 1992 Cable Act to enhance the ability of DBS systems to make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Programming offered by DBS systems has certain advantages over cable systems with respect to number of channels offered, programming capacity and digital quality, as well as disadvantages that include high upfront and monthly costs and a lack of local programming, service and equipment distribution. DBS systems will provide increasing competition to cable systems as the cost of DBS reception equipment continues to decline. At least one DBS provider is undertaking the technical and legislative steps necessary to enhance its service by adding local broadcast signals which could further increase competitive pressures from DBS systems.

           Cable television systems also compete with wireless program distribution services such as MMDS which uses low power microwave to transmit video programming over the air to customers. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS, known as Local Multipoint Distribution Service ("LMDS"). LMDS is also suited for providing wireless data services, including the possibility of Internet access. Wireless distribution services generally provide many of the programming services provided by cable systems, although current technology limits the number of channels which may be offered. Moreover, because MMDS service generally requires unobstructed "line of sight" transmission paths, the ability of MMDS systems to compete may be hampered in some areas by physical terrain and foliage.

           The 1996 Telecommunications Act eliminated the previous prohibition on the provision of video programming by local exchange telephone companies ("LECs") in their telephone service areas. Various LECs currently are providing and seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, wireless transmission and installation of traditional cable systems alongside existing telephone equipment. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small to medium markets in which it provides or expects to provide cable services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher costs per subscriber of installing plant. The 1996 Telecommunications Act's provisions promoting facilities-based broadband competition are primarily targeted at larger systems and markets. The 1996 Telecommunications Act includes certain limited exceptions to the general prohibition on buy outs and joint ventures between incumbent cable operators and LECs for smaller non-urban cable systems and carriers meeting certain criteria.

           Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide nonbroadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems by LECs and other common carriers, and electric utilities is providing facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other nonvideo services.

           The business of delivering and producing televised news, information and entertainment are characterized by new market entrants, increasingly rapid technological change and evolving industry standards. There can be no assurance that the Company will be able to fund the capital expenditures necessary to keep pace with technological developments or that the Company will successfully predict the technical demand of its subscribers. The Company's inability to provide enhanced services in a timely manner or to predict the demands of the marketplace could have a material adverse effect on the Company, its financial condition, prospects and debt service ability.

           Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Company.


REGULATION

           The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

         Although the FCC rules control, local government units (commonly referred to as "local franchising authorities" or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable, the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecommunications Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines.

         The FCC itself directly administers rate regulation of an operator's cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecommunications Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

         Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carnage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service," regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

         In an effort to ease the regulatory burden on small cable systems, the FCC has created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Company's Systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules simplified rate regulations afforded to smaller systems.

         The 1996 Telecommunications Act provides additional relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenue exceeding $250 million, CPST rate regulation is automatically eliminated. The Company and all of its Existing Systems qualify for this CPST deregulation.

         The 1996 Cable Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

CABLE ENTRY INTO TELECOMMUNICATIONS

         The 1996 Cable Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The extent to which state and local governments may impose requirements in such situations recently has been, and will continue to be, the subject of litigation. The outcome of that litigation, and its effect on the Company, cannot be predicted. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning on February 8, 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

         Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Cable Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Certain aspects of the FCC's initial interconnection order were rejected by the Eighth Circuit Court of Appeals on July 18, 1997, on the ground that the states, not the FCC, have statutory authority to set the prices that incumbent local exchange carriers may charge for interconnection. It is expected that the FCC will seek review by the United States Supreme Court of the ruling.

TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

         The 1996 Cable Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

         Under the 1996 Cable Act, a LEC providing video programming to subscribers generally will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

         Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecommunications Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecommunications Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

         The 1996 Cable Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Because of their resources, electric utilities could be formidable competitors to traditional cable systems, and a few electric utilities have announced plans to offer video programming. Recent technological advances have increased the likelihood that electric utilities may become competitive with the Company.

ADDITIONAL OWNERSHIP RESTRICTIONS

         The 1996 Cable Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Cable Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television ("SMATV") and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

         Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

         There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems.

MUST CARRY/RETRANSMISSION CONSENT

         The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require: (i) that the local cable operator carry its signals ("must carry"); or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. The Company has been able to reach agreements with all of the broadcasters who elected retransmission consent and has not been required by broadcasters to remove any broadcast stations from the cable television channel line-ups. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when such arrangements are renegotiated.

CHANNEL SET-ASIDES

         LFAs can include franchise provisions, requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC recently modified its leased access rules, making leased access somewhat more favorable to potential users. The changes, however, were not as dramatic as leased access users had hoped, and should not significantly infringe on the Company's control over its channel line-up. The revised maximum rate formula has been challenged by one leased access applicant in an appeal to the D.C. Circuit Court.

ACCESS TO PROGRAMMING

         To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on dealings between cable operators and cable programmers. The 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

OTHER FCC REGULATIONS

         In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program non-duplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC recently adopted rules relating to the ownership of cable wiring located inside multiple dwelling unit complexes. The FCC has concluded that such wiring can, in certain cases, be unilaterally acquired by the complex owner, making it easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The FCC recently imposed new Emergency Alert System requirements on cable operators which will be phased in over several years. The FCC recently adopted "closed captioning" rules that the Company does not expect to have an adverse effect on its operations. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

PENDING PROCEEDING

         The FCC has initiated a rulemaking proceeding involving whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

COPYRIGHT

         Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (which varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

STATE AND LOCAL REGULATION

         Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in exchange for the use of public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

         The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot require the payment of franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

         Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. However, there can be no assurance that renewal will be granted or that renewals will be made on similar terms and conditions.

         Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of state governmental agencies.


ITEM 2.   PROPERTIES

           The Company's cable television systems are located in and around Stepenville, Marble Falls, Crockett, Mexia and Navasota, Texas; Bainbridge Island, Moses Lake and Port Angeles, Washington; Clemson, South Carolina; Statesboro, Georgia; Woodburn, Oregon, and Yreka and Oakhurst, California.

      A cable television system consists of three principal operating components. The first component, known as the headend, receives television, radio and information signals generally by means of special antennas and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system's service area, consists of microwave relays, coaxial or fiber optic cables and associated electronic equipment placed on utility poles or buried underground. The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. An additional component used in certain systems is the home terminal device, or converter, that expands channel capacity to permit reception of more than twelve channels of programming on a non-cable ready television set.

The Company's principal physical assets consist of cable television systems, including signal-receiving, encoding and decoding apparatus, headends, distribution systems and subscriber house drop equipment for each of its systems. The signal receiving apparatus typically includes a tower, antennas, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, typically are located near the receiving devices. The Company's distribution systems consist primarily of coaxial cable and related electronic equipment. As upgrades are completed, the systems will generally incorporate fiber optic cable. Subscriber equipment consists of traps, house drops and, in some cases, converters. The Company owns its distribution systems, various office fixtures, test equipment and certain service vehicles. The physical components of the systems require maintenance and periodic upgrading to keep pace with technological advances.

The Company's cables are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in trenches or placed in underground ducts. The

FCC regulates most pole attachment rates under the federal Pole Attachment Act although in certain cases attachment rates are regulated by state law.

The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave complexes and business offices. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations a presently conducted.

ITEM 3.   LEGAL PROCEEDINGS

           In 1993, North Willamette Telecom, Inc. an affiliate of Canby Telephone Association, petitioned to obtain a franchise from the City of Woodburn, Oregon to operate a cable system which would compete with the Company's Woodburn system. Such franchise has not been granted. On March 20, 1996, the Company was served with a complaint in a suit commenced in the United States District Court for the District of Oregon by North Willamette Telecom, Inc. and Canby Telephone Association. The suit alleges the Company violated federal antitrust laws, intentionally interfered with plaintiffs' prospective business relationships with potential cable customers, and intentionally interfered with plaintiffs' business relationships with the Canby Telephone Association's members. The complaint seeks actual damages ranging from $1.2 million to $10.2 million, punitive damages of $10.0 million and other relief. The Company denies the allegations of the complaint and is vigorously defending the case. The Company has filed summary judgement motions and no trial date has been set. An adverse ruling could have a material effect on the Company, its financial condition, prospects and debt service ability.

           In addition, the Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Company, its financial condition, prospects and debt service ability.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

              (a) There is no established public trading market for the Company's common equity.

              (b) The Company has one common equity holder as of December 31, 1997.

              (c) During 1997, the Company did not pay cash dividends and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                    Years ended December 31,
                              ---------------------------------------------------------------------------------------------
                                   1997               1996                1995                1994                 1993
                              ------------        ------------        ------------        ------------        ------------
SUMMARY OF OPERATIONS:
Revenue                       $ 39,517,808        $ 33,180,477        $ 26,997,661        $ 15,687,304        $ 13,191,257

Operating income (loss)          4,588,563           4,373,211           3,403,048           2,786,706           1,718,314

Net loss                        (5,550,635)         (4,229,028)         (3,758,117)           (384,515)           (760,960)

                                                                      December 31,
                              ---------------------------------------------------------------------------------------------
                                   1997               1996               1995                 1994                1993
                              ------------        ------------        ------------        ------------        ------------
BALANCE SHEET DATA:
Total assets                  $ 92,421,978        $ 91,599,263        $ 75,754,590        $ 61,694,734        $ 31,793,425

Notes payable                  107,962,513         102,154,732          83,144,911          65,531,020          38,727,916

Total liabilities              114,643,410         117,608,253          97,534,552          79,716,579          49,430,755

Shareholder's  deficit         (22,221,432)        (26,008,990)        (21,779,962)        (18,021,845)        (17,637,330)




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


1997 AND 1996

         Basic subscribers increased 3,348 or 3.7%, from 90,327 to 93,675 for the year ended December 31, 1997.

         Revenues increased $6.3 million or 19.1%, from $33.2 million to $39.5 million in 1997. Such increase was primarily attributable to a full period inclusion of the three Moses Lake area systems serving approximately 12,580 subscribers which were acquired in October 1996 (the "Moses Lake Acquisition"). Average monthly revenue per basic subscriber increased $1.72 or 5.2%, from $33.22 to $34.94 for the year ended December 31, 1997. Such increase was attributable to: (i) rate increases, which averaged 6.7%, implemented in a majority of the Company's systems effective August 1, 1996; (ii) rate increases, which averaged 2.6%, implemented in systems serving an aggregate of 42,642 basic subscribers effective August 1, 1997; and (iii) revenue from the increase in penetration of new product tiers. Basic revenue per average basic subscriber increased $1.22 or 5.4%, from $22.52 to $23.74 for the year ended December 31, 1997. Tier revenue per average basic subscriber increased $0.68 or 28.8%, from $2.36 to $3.04 for the year ended December 31, 1997. Excluding the impact of the Moses Lake Acquisition, for the year ended December 31, 1997: (i) revenues would have increased $2.7 million or 8.4%, from $32.2 million to $34.9 million; and
(ii) revenue per average basic subscriber would have increased $2.21 or 6.3%, from $33.22 to $35.43.

         Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased $2.4 million or 23.0%, from $10.5 million to $12.9 million for the year ended December 31, 1997. Operating expenses as a percentage of revenues increased from 31.6% to 32.7% for the year ended December 31, 1997. A substantial portion of these increases was due to the Moses Lake Acquisition, which included approximately 12,580 subscribers. Excluding the impact of the Moses

Lake Acquisition, operating expenses would have increased approximately $1.1 million or 10.8%, from $10.2 million to $11.3 million for the year ended December 31, 1997. Such increase would have been attributable to: (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

         General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage and marketing expenses and franchise fees increased approximately $1.3 million or 21.7%, from $6.0 million to $7.3 million for the year ended December 31, 1997. General and administrative expenses, as a percentage of revenues, increased from 18.1% to 18.5% for the year ended December 31, 1997. These increases were attributable primarily to the Moses Lake Acquisition. Excluding the impact of the Moses Lake Acquisition, general and administrative expenses would have increased approximately $400,000 or 6.9%, from $5.8 million to $6.2 million for the year ended December 31, 1997. This increase was attributable to: (i) annual wage and benefit increases; and (ii) increases in revenue-based expenses such as franchise fees.

         Management fees increased $300,000 or 18.7%, from $1.6 million to $1.9 million for the year ended December 31, 1997. Such increase was directly attributable to the revenue increases discussed above. Management fees are calculated at 5.0% of gross revenues.

         Depreciation and amortization expense increased $2.1 million or 19.6%, from $10.7 million to $12.8 million for the year ended December 31, 1997. Such increase was due to the Moses Lake Acquisition and the Company's capital expenditures.

         Interest expense increased by $1.9 million or 22.9%, from $8.3 million to $10.2 million for the year ended December 31, 1997. Such increase was primarily attributable to increased borrowings incurred in connection with the Moses Lake Acquisition which increased average outstanding indebtedness $17.3 million or 19.8%, from $87.3 million to $104.6 million for the year ended December 31, 1997.


1996 AND 1995

         The Company served 90,327 basic subscribers as of December 31, 1996, an increase of 13.1%. In 1996, the net number of subscribers added through system acquisitions was approximately 12,582. Excluding such acquired subscribers, the Company served 77,745 basic subscribers as of December 31, 1996.

         Revenues increased $6.2 million or 23.0%, from $27.0 million to $33.2 million in 1996. Such increase was due primarily to: (i) the full period inclusion of systems acquired in 1995; and (ii) results for the Moses Lake area systems acquired in October 1996. Average monthly revenue per basic subscriber increased $2.10 or 6.7%, from $31.12 to $33.22 in 1996. Such increase was attributable to: (i) increases in rates charged for subscriptions to basic and tier services; (ii) an increase in the average number of tier subscribers from 21,682 to 28,964 in 1996; and (iii) increases in advertising revenue. Revenues, from systems owned as of January 1, 1995, increased $2.0 million or 8.1%, from $24.6 million to $26.6 million in 1996. Average monthly revenue per basic subscriber, for systems owned as of January 1, 1995, increased $2.50 or 8.0%, from $31.22 to $33.72 in 1996.

         Operating expenses increased $2.0 million or 23.5%, from $8.5 million to $10.5 million in 1996. Such increase was primarily attributable to the Company's acquisition activities. Operating expenses as a percentage of revenues remained the same at 31.6%.

         General and administrative expenses increased $1.3 million or 27.7%, from $4.7 million to $6.0 million in 1996. Such increase was primarily attributable to the Company's acquisition activities. General and administrative expenses, as a percentage of revenues, increased from 17.5% to

18.0% in 1996. Such increase was primarily attributable to increases in: (i) property tax expense; and (ii) consulting fees.

      Management fees increased approximately $300,000 or 23.1%, from $1.3 million to $1.6 million in 1996. Such increase was attributable to the revenue increases discussed above. Management fees are calculated at 5.0% of gross revenues.


LIQUIDITY AND CAPITAL RESOURCES

         The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations and borrowings under the revolving credit and term loan facility provided by a variety of banks. For the years ended December 31, 1995 and 1996 and 1997, the Company's net cash provided from operations was $5.6 million, $8.0 million, $9.3 million, respectively, all of which were sufficient to meet the Company's debt service obligations, working capital and capital expenditure requirements for the respective periods, excluding acquisitions. Acquisitions of cable television systems during these periods primarily were financed through bank borrowings. The Company's debt service obligations for the year ended December 31, 1998 are expected to be $19.1 million. The Company anticipates that cash flow from operations will be sufficient to service its debt and to fund capital expenditures through December 31, 1998. The Company's debt service obligations for the year ended December 31, 1999 are anticipated to be $21.9 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

         Net cash provided by operating activities was $9.3 million for the year ended December 31, 1997. Adjustments to the $6.5 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $12.8 million of depreciation and amortization, off-set by other changes in operating balance sheet accounts.

         Net cash used in investing activities was $11.1 million for the year ended December 31, 1997, and consist primarily of $6.5 million for the acquisition of cable television systems in and around the communities of Marlin, Madisonville and Buffalo, Texas, and capital expenditures of $4.0 million.

         Net cash provided by financing activities was approximately $600,000 for the year ended December 31, 1997. The Company had $105 million in additions to long term debt and made $99.2 million of principal payments on notes payable.

         EBITDA increased approximately $2.3 million or 15.2%, from $15.1 million to $17.4 million for the year ended December 31, 1997. EBITDA Margin decreased from 45.5% to 44.0% for the year ended December 31, 1997. These changes were attributable primarily to the Moses Lake Acquisition, which contributed approximately $1.7 million of EBITDA for the year ended December 31, 1997. The EBITDA Margin for the Moses Lake area systems was 37.3% for the year ended December 31, 1997. Excluding the effects of the Moses Lake Acquisition, EBITDA would have increased $900,000 or 6.0%, from $15.1 million to $16.0 million for the year ended December 31, 1997.

         Net cash provided by operating activities was $8.0 million for the fiscal year ended December 31, 1996. Adjustments to the $4.2 million net loss for such period to reconcile to net cash provided by operating activities consisted primarily of $11.0 million of depreciation and amortization, off-set by other changes in operating balance sheet accounts.

         Net cash used in investing activities was $24.8 million for the fiscal year ended December 31, 1996. Net cash used in investing activities consisted primarily of the $22.2 million for the acquisition of cable television systems in and around the communities of Moses Lake, Othello, Ephrata, and certain unincorporated areas of Grant and Adams counties, all in the state of Washington, and for the payment of a holdback note related to a 1995 acquisition. Net cash used in investing activities also consisted of $2.8 million of capital expenditures.

         Net cash provided by financing activities was $18.3 million for the fiscal year ended December 31, 1996. Net cash provided by financing activities consisted primarily of $22.0 million in additions to notes payable, off-set by $2.6 million of principal payments on notes payable and $1.0 million of loan fees.

         EBITDA increased $2.7 million or 21.8%, from $12.4 million to $15.1 million in 1996. Such increase was primarily attributable to the Company's acquisition activities. EBITDA Margin declined from 46.0% to 45.5% in 1996. Such decrease was attributable to: (i) the acquisition of certain systems with lower EBITDA Margins; and (ii) the resulting increase in operating and general and administrative expenses as a percentage of revenues.

         Net cash provided by operating activities was $5.6 million for the fiscal year ended December 31, 1995. Adjustments to the $3.8 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $9.2 million of depreciation and amortization, off-set by other changes in operating balance sheet accounts.

         Net cash used in investing activities was $24.5 million for the fiscal year ended December 31, 1995. Net cash used in investing activities consisted primarily of the $21.7 million acquisition of cable television systems in and around the communities of Clemson-Seneca, South Carolina, Oconee County, South Carolina, and Mexia, Texas, and for the payment of a holdback notes related to acquisitions occurring in 1994. Net loss was also adjusted for $2.7 million of capital expenditures.

         Net cash provided by financing activities was $17.4 million for the fiscal year ended December 31, 1995. Net cash provided by financing activities consisted primarily of $19.7 million in additions to notes payable, off-set by $2.4 million of principal payments on notes payable.

         EBITDA increased $4.3 million or 53.1%, from $8.1 million to $12.4 million in 1995. Such increase was primarily attributable to the system acquisitions. EBITDA Margin declined from 51.6% to 46.0% in 1995. Such decrease was attributable to: (i) the initiation of a management fee payable to the Company's parent in August 1994; and (ii) increases in operating expenses as a percentage of revenues.

         Effective June 30, 1997, the Company received a non-cash capital contribution of approximately $9.3 million which replaced, in its entirety, the then outstanding net unsecured advances that had previously been owed to NTC and other affiliates of the Company other than amounts due for normal operations, management fees paid to NCC and for services provided by affiliated entities as discussed above.

      In November, 1997 the Company completed the issuance of $100 million of senior subordinated notes (the "Offering") and amended its revolving credit and term loan agreement to provide for $100 million of senior secured bank debt (the "Senior Credit Facility"). The following is a brief summary of each transaction.

      The Offering: The Company issued $100 million of 10 -1/4% senior subordinated notes due November 15, 2007. Proceeds from the offering were utilized to pay transaction costs and reduce amounts outstanding under the Company's Senior Credit Facility by $95 million. The indenture pursuant to which the notes were issued will, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) make certain restricted payments as defined in the indenture; (iii) grant liens on assets; (iv) merge, consolidate or transfer substantially all of their assets; (v) enter into transactions with certain related parties; (vi) make certain payments affecting subsidiaries; (vii) sell assets; and (viii) issue capital stock of subsidiaries.

      The Senior Credit Facility: The Company has amended and restated the Company's Senior Credit Facility with First National Bank of Chicago, as lender and managing agent. The Senior Credit Facility, as amended, establishes an eight-year reducing revolving loan facility in the initial aggregate principal amount of $25.0 million (the "Reducing Revolving Facility") and an eight-year term loan in the aggregate principal amount of $75.0 million (the "Term Loan"). As of December 31, 1997 proceeds from borrowings under the Senior Credit Facility were utilized in financing the acquisition of certain cable television systems as discussed below. Amounts available under the Reducing Revolving Facility will be for working capital purposes and other permitted uses as described in the Senior Credit Facility.

      At the company's election, the interest rate per annum applicable to the Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) an adjusted London interbank offered rate ("LIBOR") plus a borrowing margin; or (ii) the base rate of First Chicago the "Base Rate," which Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.50% or the corporate base rate announced by First Chicago, plus a borrowing margin. The applicable borrowing margins vary, based upon the Company's leverage ratio, from 1.00% to 3.00% for LIBOR loans and from 0.00% to 1.75% for Base Rate loans.

      The Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Annualized Operating Cash Flow (as defined) to interest expense) of at least 1.25 to 1.00 initially, increasing over time to 2.25 to 1.00; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to
1.0 commencing December 31, 1997; (C) a pro forma debt service ratio (the ratio of the Company's current Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.15 to 1 through March 31, 1998 and 1.20 to 1 thereafter; and (D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than 7.0 to 1.0 initially, decreasing over time to 4.00 to 1.00. The Company expects that cash provided from operations will be sufficient to cover its future debt service obligations.

      Subsequent to the borrowing related to the acquisitions discussed below the outstanding balance under the Senior Credit Facility was $75,000,000.
As of the date of this filing, interest rates on the Senior Credit
Facility were as follows: $65,000,000 fixed at 8.78% under the terms of a self-amortizing interest rate swap agreement with the Company's lender expiring December 31, 2000; $7,800,000 at a LIBOR based rate of 8.88% expiring March 31, 1998; $2,000,000 at a LIBOR based rate of 8.75% expiring March 31, 1998. The balance of $200,000 bears interest at the prime rate plus 1.75% (currently 10.25%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.

ACQUISITION

       On January 2, 1998 the Company acquired six cable television systems serving portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefeild Counties in western South Carolina from InterMedia Partners of Carolina, L.P. and Robin Cable Systems, L.P.. The purchase price of the systems was approximately $70 million and was financed through borrowings under the Senior Credit Facility. The systems passed approximately 59,260 homes and served approximately 35,705 basic subscribers.

CAPITAL EXPENDITURES

         For the year ended December 31, 1997, the Company had capital expenditures of $4.0 million. Capital expenditures included: (i) expansion and improvements of cable properties; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; and (iv) cable line drops and extensions and installations of cable plant facilities.

         The Company plans to invest approximately $14.1 million in system upgrades prior to December 31, 1999. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches, extensions of distribution facilities to add new subscribers and general maintenance. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.

YEAR 2000 ISSUES

           The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Program and Systems are used in several key areas of the Company's business, including subscriber billing and collections and financial reporting. Management has evaluated the Programs and Systems utilized in the conduct of the Company's business for the purpose of identifying year 2000 compliance problems. Failure to remedy these issues could impact the ability of the Company to timely bill its subscribers for service provided and properly report its financial condition and results of operations which could have a material impact on its liquidity and capital resources.

           The Programs and Systems utilized in subscriber billing and collections has been modified to address year 2000 compliance issues. These modifications are currently in the process of being installed in the Company's various billing sites. The Company expects this implementation to be completed by the end of 1998. Management is currently in the process of replacing Programs and Systems related to financial reporting which will resolve year 2000 compliance issues and is expected to be completed by the end of 1998. The aggregate cost to the Company to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The audited financial statements of the Company for the years ended December 31, 1997, 1996 and 1995 are included as a part of this filing (see Item 14(a)(1) below).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning directors and executive officers of the Company, none of whom are compensated by the Company for their respective services to the Company and each of whom devotes a substantial amount of his time to the affairs of affiliated entities other than the Company. Each director holds office until the next annual meeting of shareholders or until his successor is elected or appointed and qualified.

         NAME                            AGE                                 POSITION
         ----                            ---                                 --------
John S. Whetzell....................      56   Director, Chairman of the Board and President
Richard I. Clark....................      40   Director, Vice President, Treasurer and Assistant Secretary
James A. Penney.....................      43   Vice President and Secretary
Gary S. Jones.......................      40   Vice President
Richard J. Dyste....................      52   Vice President, Technical Services
James E. Hanlon.....................      64   Divisional Vice President
H. Lee Johnson......................      54   Divisional Vice President
John E. Iverson.....................      61   Director and Assistant Secretary

         John S. Whetzell. Mr. Whetzell has been President, Chairman of the Board and a director of the Company since its inception in 1985. He also serves as President, Chairman of the Board and a director of Northland Telecommunications Corporation, Northland Communications Corporation (which is the general partner of each of the Company's five affiliated limited partnerships), Northland Cable Services Corporation ("NCSC"), Cable Ad-Concepts, Inc., Northland Cable News, Inc., Northland Cable Properties, Inc., Northland Media, Inc. ("NMI"), Statesboro Media, Inc., ("SMI") and Corisicana Media, Inc. ("CMI"), (collectively, the "Northland Affiliates"). He has been involved with the cable television industry for over 21 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between 1979 and 1982, he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the FCC from 1974 to 1979. He provided economic studies which support the deregulation of cable television both in federal and state arenas. Mr. Whetzell also participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

         Richard I. Clark. Mr. Clark has served as Vice President and Treasurer of the Company since 1985, as Assistant Secretary since 1987 and as a director since 1985. Mr. Clark also serves as Vice President, Treasurer, Assistant Secretary and a director of each of the Northland Affiliates. Mr. Clark was an original incorporator of Northland Telecommunications Corporation and is responsible for the administration and investor relations activities of Northland Telecommunications Corporation, including financial planning and corporate development. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. From 1979 to 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 17 years. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

         James A. Penney. Mr. Penney has served as Vice President and General Counsel of the Company since 1985, and as Secretary since 1987. Mr. Penney also serves as Vice President, General Counsel and Secretary of each of the

Northland Affiliates. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland. Mr. Penney holds a Bachelor of Arts degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

         Gary S. Jones. Mr. Jones has been Vice President of the Company since 1986. He also serves as Vice President of each of the Northland Affiliates. Mr. Jones is responsible for cash management, financial reporting and banking relations for the Company and each of the Northland Affiliates, and is involved in the acquisition and financing of new cable systems. Prior to joining the Company, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

         Richard J. Dyste. Mr. Dyste has been Vice President -- Technical Services of the Company since 1988. Mr. Dyste also serves as Vice President -- Technical Services of each of the Northland Affiliates other than NCSC. Mr. Dyste joined the Company in 1986, originally as an engineer and operations consultant. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable, which owned the Bainbridge Island, Washington system now owned by the Company. Mr. Dyste is a past President and a current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. He is a graduate of Washington Technology Institute.

         James E. Hanlon. Mr. Hanlon has served as Divisional Vice President of the Company since 1985. Mr. Hanlon also serves as Divisional Vice President of each of the Northland Affiliates other than NCSC, NMI and CMI. Prior to his association with the Company, he served as Chief Executive of M.C.T. Communications from 1981 to 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

         H. Lee Johnson. Mr. Johnson has been Divisional Vice President of the Company since 1994. Mr. Johnson also serves as Divisional Vice President of each of the Northland Affiliates other than NCPI, NCSC, NMI and CMI. Mr. Johnson served as Regional Manager for several systems of the Company and its affiliates from 1986 to 1994 until his promotion to Divisional Vice President. Prior to his association with the Company, Mr. Johnson served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV, which owned the Statesboro, Georgia system now owned by the Company. Mr. Johnson has been involved in the cable television industry for nearly 27 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute.

         John E. Iverson. Mr. Iverson has served as Assistant Secretary and a director of the Company since 1985. He also serves as Assistant Secretary and a director of each of the Northland Affiliates. Mr. Iverson is currently a member of the law firm of Ryan, Swanson & Cleveland. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 33 years. Mr. Iverson is the past President and a trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

ITEM 11. EXECUTIVE COMPENSATION

        None of the employees of the Company are deemed to be executive officers of the Company. Services of the executive officers and other employees of NTC are provided to the Company for which the Company pays NTC a fee pursuant to the Management Agreement and overhead reimbursements. The executive officers and other employees of NTC who provide services to the Company are compensated in their capacity as executive officers and employeess of NTC and therefore receive no compensation from the Company. No portion of the management fee paid by the Company is allocated to specific employees for the services performed by such employees.

DIRECTOR COMPENSATION

        The Company does not currently compensate members of its Board of Directors for their services as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1997 is as follows:

      The Company is a wholly owned subsidiary of Northland Telecommunication Corporation, a Washington corporation.

      The following table sets forth certain information with respect to the beneficial ownership of common stock of NTC as of the date of this filing by: (i) each person who is known by the Company to beneficially own 5% or more of the outstanding shares of common stock of NTC; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) the Company's executive officers and directors as a group. The address of each such person is in care of the Company, 1201 Third Avenue, Suite 3600, Seattle, Washington 98101.

                                                                    NUMBER OF          PERCENTAGE OF
                                                              SHARES BENEFICIALLY    SHARES BENEFICIALLY
BENEFICIAL OWNER                                                    OWNED                  OWNED
----------------                                              -------------------   -------------------
John S. Whetzell......................................              1,006,826              22.8%
Adele P. Butler.......................................                530,000              12.1%
Pamela B. McCabe......................................                510,144              11.6%
Robert M. Arnold......................................                384,000               8.7%
Richard I. Clark......................................                306,826               7.0%
Robert A. Mandich.....................................                278,400               6.3%
James E. Hanlon.......................................                 56,826               1.3%
John E. Iverson.......................................                 50,000               1.1%
Gary S. Jones.........................................                 46,493                 *
James A. Penney.......................................                 46,026                 *
Richard J. Dyste......................................                 42,826                 *
H. Lee Johnson........................................                  9,826                 *
All executive officers and directors as a group
(eight persons).......................................              1,567,643              35.4%

----------
*    Represents less than 1% of the shares beneficially owned.


      (b) CHANGES IN CONTROL. NTC has pledged the stock of the Company as collateral pursuant to the terms of the Company's Senior Credit Facility.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

      The Company is part of an affiliated group of corporations and limited partnerships controlled, directly or indirectly, by NTC (the "NTC Affiliates"). NTC, in turn, is owned by the individuals and in the percentages set forth in the table above. In addition to the Company, NTC has three other direct, wholly-owned subsidiaries: Northland Communications Corporation ("NCC"); Northland Cable Services Corporation ("NCSC"); and Northland Media, Inc. ("NMI"). In turn, NCC is the sole shareholder of Northland Cable Properties, Inc. ("NCP") and is the managing general partner of Northland Cable Properties Five Limited Partnership ("NCP-5"), Northland Cable Properties Six Limited Partnership ("NCP-6"), Northland Cable Properties Seven Limited Partnership ("NCP-7"), Northland Cable Properties Eight Limited Partnership ("NCP-8") and Northland Premier Cable Limited Partnership ("Premier" and, together with NCP-

5, NCP-6, NCP-7 and NCP-8, the "Limited Partnerships"). In addition, NCP-5 is the sole shareholder of Corsicana Media, Inc. NCSC is the sole shareholder of Cable Ad-Concepts, Inc. ("CAC") and NMI is the sole shareholder of Statesboro Media, Inc. Each of the Company's directors is also a director of NTC and each of its wholly-owned direct subsidiaries and certain other NTC Affiliates and the Company's officers are also officers of certain of the NTC Affiliates.

MANAGEMENT AGREEMENT WITH NTC

      NTC currently supervises all aspects of the business and operations of the Company pursuant to an Operating Management Agreement between the Company and NTC dated August 23, 1994 (the "Management Agreement"). The Management Agreement continues in effect until terminated by either party on 30-days' written notice.

      The Management Agreement provides that NTC shall render or cause to be rendered supervisory services to the Company, including, among other things supervising and monitoring: (i) the affairs, management and operations of the Company and its systems; (ii) the accounting and other financial books and records of the Company and its systems; (iii) the hiring, training and supervision of the Company's employees; and (iv) the Company's fulfillment of its contractual obligations in connection with its systems. In return for its management services, NTC receives a management fee, payable quarterly, equal to 5.0% of the Company's gross revenues (the "Management Fee"). For the years ended December 31, 1995, 1996 and 1997, the Company paid a Management Fee of $1.3 million, $1.6 million and $1.9 million, respectively.

      In addition to the Management Fee, the Management Agreement provides that NTC is entitled to reimbursement from the Company for various expenses incurred by NTC or the NTC Affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. These expenses are generally allocated among the Company and other managed affiliates based upon relative subscriber counts and revenues. NTC historically has assigned its right to reimbursement from the Company to its direct subsidiary, NCC, and expects to continue to do so in the future. For the years ended December 31, 1995, 1996 and 1997, the Company reimbursed Northland Communications Corporation approximately $1.4 million, $1.7 million and $2.1, respectively, for such expenses.

ARRANGEMENTS BETWEEN NORTHLAND CABLE NEWS, INC. AND AFFILIATES

      Pursuant to an arrangement commenced in July 1994, Northland Cable News, Inc. receives monthly program license fees from the Company as well as NCP-5, NCP-6, NCP-7 and NCPI as payment for Northland Cable News programming provided to such affiliates. The aggregate amount of such fees is based upon costs incurred in providing such programming, and is allocated among the Participating Affiliates based upon relative subscriber counts. Total license fees received from affiliates for the years ended December 31, 1995, 1996 and 1997, were $602,263, $619,466 and $752,365, respectively.

ARRANGEMENTS WITH CABLE AD-CONCEPTS, INC.

      Cable Ad-Concepts, Inc. ("CAC") is a wholly owned indirect subsidiary of NTC engaged in the business of developing and producing video commercial advertisements for cablecast on certain systems owned by NTC. NTC affiliates which utilize CAC's services are the Company, each of the Limited Partnerships and NCPI. The aggregate amount of the fees charged by CAC to its affiliates is based upon costs incurred in providing such advertisements, and is allocated among participating affiliates based upon relative subscriber counts. Total fees paid to CAC by the Company for the years ended December 31, 1995, 1996 and 1997, were $161,627, $196,491 and $251,899, respectively.

ARRANGEMENTS WITH NORTHLAND CABLE SERVICES CORPORATION

      Northland Cable Services Corporation ("NCSC") is a wholly owned direct subsidiary of NTC engaged in the business of providing Software for billing purposes and billing system support to the Company, NCPI and each of the Limited Partnerships. The aggregate amount of the fees charged by NCSC to its affiliates is based upon costs incurred in providing such billing services, and is allocated among participating affiliates based upon relative subscriber counts and revenues. Fees paid by the Company to NCSC for billing services for the years ended December 31, 1995, 1996 and 1997, were $175,632, $231,756 and $261,424, respectively.

OPERATING AGREEMENTS WITH AFFILIATES

      The Company is party to operating agreements with NCP-7 pursuant to which, in certain instances, the Company serves as the local managing agent for certain of NCP-7's systems and, in other instances, NCP-7 serves as the local managing agent for certain of the Company's systems. In addition, the Company and its affiliates render miscellaneous services to one another on a cost-of- service basis. For the years ended December 31, 1996 and 1997, the Company paid affiliates an aggregate of $184,952 and $125,683, respectively, for such services and received $100,800 and $116,067, respectively, for performing such services for affiliates.


CAPITAL CONTRIBUTION

      Effective June 30, 1997, the Company received a non-cash capital contribution of approximately $9.3 million which replaced, in its entirety, the then outstanding net unsecured advances that had previously been owed to NTC and other affiliates of the Company other than amounts due for normal operations, management fees paid to NCC and for services provided by affiliated entities as discussed above. As of December 31, 1997, the Company had no outstanding unsecured indebtedness to affiliates. See Note 2 of the Company's consolidated financial statements.



      (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Company, is a partner of the law firm of Ryan, Swanson & Cleveland, which has rendered and is expected to continue to render legal services to the Company and its' affiliates.


      (c) INDEBTEDNESS OF MANAGEMENT. None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

      (a) DOCUMENTS FILED AS A PART OF THIS REPORT:


                                                                           SEQUENTIALLY
                                                                             NUMBERED
                                                                               PAGE
          (1)   FINANCIAL STATEMENTS:

                  Report of Independent Public Accountants...................____

                  Consolidated Balance Sheets--December 31, 1997.............____
                  And 1996

                  Consolidated Statements of Operations for the years
                  ended December 31, 1997, 1996 and 1995.....................____

                  Consolidated Statements of Changes in Shareholder's
                  Capital (Deficit) for the years ended
                  December 31, 1997, 1996 and 1995...........................____

                  Consolidated Statements of Cash Flows for the years
                  ended December 31, 1997, 1996 and 1995.....................____

                  Notes to Financial Statements--December 31,
                  1997.......................................................____

          (2)     EXHIBITS:

                  10.1 Amended and Restated Credit Agreement between Northland Cable Television, Inc. and First National Bank of Chicago as agent dated November 12, 1997.(1)

----------

(1) Incorporated by reference from the Company's Form S-4 Registration statement declared effective February 17, 1998.




      (b) REPORTS ON FORM 8-K. No Company reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES


           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        NORTHLAND CABLE TELEVISION, INC.



                  By /s/ John S. Whetzell                 Date:
                     ---------------------------
                     John S. Whetzell, President


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                CAPACITIES                       DATE
----------                                ----------                       ----
/s/ John S. Whetzell          Director, Chairman of the Board and        ________
------------------------      President
John S. Whetzell

/s/ Richard I. Clark          Director, Vice President, Treasurer and    ________
------------------------      Assistant Secretary
Richard I. Clark

/s/ Gary S. Jones             Vice President                             ________
------------------------
Gary S. Jones

/s/ John E. Iverson           Director and Assistant Secretary           ________
------------------------
John E. Iverson

                                 EXHIBITS INDEX


                                                      Sequentially
Exhibit                                                 Numbered
Number                  Description                      Page
27.0              Financial Data Schedule             ___________

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
                     (A wholly owned subsidiary of Northland
                         Telecommunications Corporation)

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1997 AND 1996
                       TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholder of
Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheets of Northland Cable Television, Inc. (a Washington corporation and a wholly owned subsidiary of Northland Telecommunications Corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Television, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Seattle, Washington,
March 2, 1998


                                                     /s/ Arthur Andersen LLP
                                                     _______________________

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                      1997                 1996
                                                                                   -------------       -------------
CURRENT ASSETS:
    Cash                                                                           $   1,238,581       $   2,486,237
    Due from limited partnerships                                                         20,545              36,129
    Accounts receivable                                                                1,355,005           1,289,840
    Prepaid expenses                                                                     291,566             273,246
                                                                                   -------------       -------------
                 Total current assets                                                  2,905,697           4,085,452
                                                                                   -------------       -------------
UNSECURED ADVANCES TO PARENT                                                                --             1,003,457
                                                                                   -------------       -------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property and equipment, at cost                                                   68,269,709          61,891,985
    Less -- Accumulated depreciation                                                 (28,887,486)        (23,167,487)
                                                                                   -------------       -------------
                                                                                      39,382,223          38,724,498
    Franchise agreements (net of accumulated amortization of
        $29,467,711 and $23,222,978, respectively)                                    35,773,674          38,553,555
    Goodwill (net of accumulated amortization of $1,874,161
        and $1,701,050, respectively)                                                  5,050,272           5,223,383
    Other intangible assets (net of accumulated amortization
        of $2,142,891 and $1,196,286, respectively)                                    8,620,112           4,008,918
    Fund deposited in escrow for purchase of cable television system
                                                                                         690,000                --
                                                                                   -------------       -------------
                                                                                      89,516,281          86,510,354
                                                                                   -------------       -------------
                 Total assets                                                      $  92,421,978       $  91,599,263
                                                                                   =============       =============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                               $     662,141       $     779,724
    Subscriber prepayments                                                             1,106,327             868,030
    Accrued expenses                                                                   4,591,610           2,952,100
    Converter deposits                                                                   103,393             104,325
    Due to affiliates                                                                    217,426             407,692
    Current portion of notes payable                                                   1,140,292           5,550,314
                                                                                   -------------       -------------
                Total current liabilities                                              7,821,189          10,662,185

NOTES PAYABLE                                                                        106,822,221          96,604,418

UNSECURED ADVANCES FROM AFFILIATES                                                          --            10,341,650
                                                                                   -------------       -------------
                Total liabilities                                                    114,643,410         117,608,253
                                                                                   -------------       -------------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S DEFICIT:
    Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000
        shares issued and outstanding) and additional paid-in capital                 11,560,527           2,222,334
    Accumulated deficit                                                              (33,781,959)        (28,231,324)
                                                                                   -------------       -------------
                Total shareholder's deficit                                          (22,221,432)        (26,008,990)
                                                                                   -------------       -------------
                Total liabilities and shareholder's deficit                        $  92,421,978       $  91,599,263
                                                                                   =============       =============


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            Year Ended December 31,
                                                                             --------------------------------------------------
                                                                                 1997               1996               1995
                                                                             ------------       ------------       ------------
REVENUES:
    Service revenues                                                         $ 38,765,443       $ 32,560,981       $ 26,395,398
    Programming and production revenues from affiliates                           752,365            619,466            602,263
                                                                             ------------       ------------       ------------
                Total Revenues                                                 39,517,808         33,180,447         26,997,661
                                                                             ------------       ------------       ------------
OPERATING EXPENSES:
    Cable system operations (including $230,139, $284,896 and $177,976,
        net paid to affiliates)                                                12,913,220         10,499,947          8,541,989
    General and administrative (including $2,350,772, $1,902,405 and
        $1,665,688 paid to affiliates)                                          7,290,209          5,955,139          4,709,765
    Management fees paid to parent                                              1,935,302          1,625,118          1,320,492
    Depreciation and amortization                                              12,790,514         10,727,032          9,022,367
                                                                             ------------       ------------       ------------
                Total operating expenses                                       34,929,245         28,807,236         23,594,613
                                                                             ------------       ------------       ------------
                Income from operations                                          4,588,563          4,373,211          3,403,048

OTHER INCOME (EXPENSE):
    Interest expense                                                          (10,240,023)        (8,263,318)        (7,214,737)
    Other, net (Note 7)                                                           100,825           (338,921)            53,572
                                                                             ------------       ------------       ------------
                Loss before provision for income taxes                         (5,550,635)        (4,229,028)        (3,758,117)

PROVISION FOR INCOME TAXES                                                           --                 --                 --
                                                                             ------------       ------------       ------------
NET LOSS                                                                     $ (5,550,635)      $ (4,229,028)      $ (3,758,117)
                                                                             ============       ============       ============

                 The accompanying notes are an integral part of
                         these consolidated statements.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT

                                        Common Stock and
                                        Additional Paid-in
                                             Capital
                                ------------------------------      Accumulated
                                   Shares             Amount           Deficit            Total
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1994            10,000      $  2,222,334      $(20,244,179)      $(18,021,845)

  Net loss                              --                --          (3,758,117)        (3,758,117)
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1995            10,000         2,222,334       (24,002,296)       (21,779,962)

  Net loss                              --                --          (4,229,028)        (4,229,028)
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1996            10,000         2,222,334       (28,231,324)       (26,008,990)

  Capital contribution                  --           9,338,193              --            9,338,193

  Net loss                              --                --          (5,550,635)        (5,550,635)
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1997            10,000      $ 11,560,527      $(33,781,959)      $(22,221,432)
                                ============      ============      ============       ============




                 The accompanying notes are an integral part of
                         these consolidated statements.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended December 31,
                                                                           -----------------------------------------------------
                                                                                1997                1996                1995
                                                                           -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $  (5,550,635)      $  (4,229,028)      $  (3,758,117)
    Adjustments to reconcile net loss to
        net cash provided by operating activities --
            Depreciation and amortization                                     12,790,514          10,967,474           9,224,474
            Other                                                                353,236             320,513              79,295
            (Increase) decrease in operating assets:
                    Due from limited partnerships                                 15,584             116,164             (57,956)
                    Accounts receivable                                          (65,165)           (383,060)           (302,663)
                    Prepaid expenses                                             (18,320)             33,722             (62,597)
            (Decrease) increase in operating liabilities:
                    Accounts payable                                            (117,583)           (120,904)            328,781
                    Subscriber prepayments                                       238,297             187,517              98,394
                    Other current liabilities                                  1,638,578           1,149,851               1,231
                                                                           -------------       -------------       -------------
                    Net cash provided by operating activities                  9,284,506           8,042,249           5,550,842
                                                                           -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of cable systems                                              (6,495,315)        (22,180,347)        (21,717,081)
    Investment in cable television properties                                 (4,012,320)         (2,843,391)         (2,731,117)
    Funds deposited in escrow for purchase of cable television system           (690,000)               --                  --
    Insurance proceeds and other                                                 156,887             376,630               9,582
    Franchise fees and other intangibles                                         (62,249)           (183,211)            (41,279)
                                                                           -------------       -------------       -------------
                    Net cash used in investing activities                    (11,102,997)        (24,810,319)        (24,479,895)
                                                                           -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                            $ 105,000,000       $  21,995,000       $  19,655,298
    Principal payments on notes payable                                      (99,200,325)         (2,589,354)         (2,437,231)
    Loan fees                                                                 (5,038,574)         (1,063,118)            (55,573)
    (Payments to) advances from affiliates                                      (190,266)            (50,516)            201,358
                                                                           -------------       -------------       -------------
                    Net cash provided by financing activities                    570,835          18,292,012          17,363,852
                                                                           -------------       -------------       -------------
(DECREASE) INCREASE IN CASH                                                   (1,247,656)          1,503,942          (1,565,201)

CASH, beginning of year                                                        2,486,237             982,295           2,547,496
                                                                           -------------       -------------       -------------
CASH, end of year                                                          $   1,238,581       $   2,486,237       $     982,295
                                                                           =============       =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for interest
                                                                           $   8,977,394       $   7,673,330       $   7,360,315
                                                                           =============       =============       =============
        Cash paid during the period for state income taxes                 $       4,654       $      21,592       $       5,610
                                                                           =============       =============       =============




The accompanying notes are an integral part of these consolidated statements.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Formation and Business

Northland Cable Television, Inc. (NCTV), a Washington corporation, was formed to own and operate cable television systems. As of December 31, 1997, NCTV had 63 nonexclusive franchises to operate cable television systems. These franchises expire at various dates through 2020.

Northland Cable News, Inc. (NCN), a Washington corporation which was formed to develop and distribute programming to certain of the Company's affiliated entities, is a wholly owned subsidiary of NCTV. NCTV and NCN are collectively referred to as the Company.

Related Companies

The Company and its affiliates, Northland Communications Corporation and subsidiary (NCC); Northland Cable Services Corporation and subsidiaries (NCSC); and Northland Media, Inc. and subsidiary (NMI) are wholly owned subsidiaries of Northland Telecommunications Corporation (NTC or Parent). NCC is the managing general partner of six limited partnerships, which own and operate cable television systems. Additionally, NCC owns and operates cable systems through Northland Cable Properties, Inc. (NCP, Inc.), its wholly owned subsidiary. NCSC is the parent company for Cable Television Billing, Inc. (CTB) and Cable Ad-Concepts, Inc. (CAC). CTB provides billing services to cable systems owned by managed limited partnerships of NCC and wholly owned systems of the Company and NCC. CAC develops and produces video commercial advertisements to be cablecast on Northland affiliated cable systems. NMI was formed as a holding company to own certain noncable related assets.

Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of NCTV and its wholly owned subsidiary, NCN. Significant intercompany accounts and transactions have been eliminated.

Acquisition of Cable Television Systems

Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated to the estimated fair market value of net tangible assets acquired and other determinable intangible costs. Any excess is allocated to goodwill.

Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

Property and Equipment

Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

Buildings                                        20 years
Distribution plant                               10 years
Other equipment and leasehold improvements       5-20 years

The Company periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

Intangible Assets

Costs assigned to goodwill, franchise agreements and loan fees and other intangible assets are amortized using the straight-line method over the following estimated useful lives:

Goodwill                                         40 years
Franchise agreements                             10-20 years
Other intangible assets                          1-10 years

Revenue Recognition

Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $1,821,223, $1,827,251 and $1,340,938, respectively, in 1997, 1996 and 1995. License fee revenue is recognized in the period service is provided.

Derivatives

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. As discussed in Note 6, the Company enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreements in the Consolidated Statements of Operations.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties, and usually only its bank. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Company's case are interest rates. The use of derivatives does not have a significant effect on the Company's result of operations or its financial position.

Estimates Used in Financial Statement Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. TRANSACTIONS WITH MANAGED LIMITED PARTNERSHIP AND OTHER RELATED PARTIES:

Management Fees

Prior to the acquisition of the assets of Clemson-Seneca (see Note 10), the Company received a fee for its services equal to 6.75% of Clemson-Seneca's gross revenues, excluding revenues from the sale of cable television systems or franchises.

The Company pays management fees to NTC equal to 5% of NCTV's gross revenues, excluding revenues from the sale of cable television systems or franchises. The Company paid $1,935,302, $1,625,118 and $1,320,492 to NTC in 1997, 1996 and
1995, respectively.

Program License and Production Fees

NCN receives monthly program license fees from affiliated entities for programming produced by NCN. Total license fees earned from affiliates during 1997, 1996 and 1995 were $752,365, $619,466 and $602,263, respectively.

Unsecured Advances to Parent and Advances from Affiliates

The Company's advances from affiliates are intended to be repaid through future cash flow generated by the Company. Under the terms of an intercompany borrowing arrangement, the Company had agreed to repay all outstanding advances due to affiliates by December 31, 2002; effective June 30, 1997, the Company received a capital contribution that was treated as a non-cash transaction in the statements of cash flows of $9,338,194 from NTC which replaced the net unsecured advances that had previously been owed to NTC and other affiliates of the Company.

Reimbursements

NTC provides or causes to be provided certain centralized services to the Company and other affiliated entities. NTC is entitled to reimbursement from the Company for various expenses incurred by it or its affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. NTC has historically assigned its reimbursement rights to NCC.

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Company are reasonable. Amounts charged for these services were $2,057,916, $1,670,409 and $1,425,316 for 1997, 1996 and 1995,
respectively.

In 1997, 1996 and 1995, the Company was charged billing maintenance fees by CTB for billing system support of $261,424, $231,756 and $175,632, respectively. CAC billed the Company $251,899, $196,491 and $161,627, for advertising services in 1997, 1996 and 1995, respectively.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative and programming expenses. The Company paid $9,616, $84,151 and $65,921, net, under the terms of these agreements during 1997, 1996 and 1995, respectively.

3.  NORTHLAND CABLE NEWS:

As discussed in Note 1, NCN was formed to develop and distribute local news, sports and information programming to NCTV and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes discussed in Note 6 are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of December 31, 1997 NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                         For the Year Ended December 31,
                                -----------------------------------------------
                                   1997              1996              1995
                                -----------       -----------       -----------
INCOME STATEMENT INFORMATION:
Revenues from affiliates        $ 1,516,380       $ 1,372,211       $ 1,438,359
Less: intercompany revenue         (764,015)         (752,745)         (836,096)
                                -----------       -----------       -----------
            Total revenues          752,365           619,466           602,263

Operating expenses                1,128,360         1,051,556         1,026,501
Other, net                              660             3,827           (15,926)
                                -----------       -----------       -----------
Net loss                        $  (375,335)      $  (428,263)      $  (440,164)
                                ===========       ===========       ===========

                                                  December 31,
                                          -----------------------------
                                             1997              1996
                                          -----------       -----------
BALANCE SHEET INFORMATION:
    Current assets                        $ 1,483,466       $ 1,090,461
    Less: intercompany elimination         (1,362,693)         (913,669)
                                          -----------       -----------
                Total current assets          120,773           176,792

    Non-current assets                            212               190
                                          -----------       -----------
                Total Assets              $   120,985       $   176,982
                                          ===========       ===========
    Current liabilities                   $    50,619       $    46,270
    Other liabilities                            --                --
                                          -----------       -----------
                Total liabilities         $    50,619       $    46,270
                                          ===========       ===========

4.  PROPERTY AND EQUIPMENT:

                                      December 31,
                              ----------------------------
                                 1997              1996
                              -----------      -----------
Land and buildings            $ 2,067,350      $ 1,803,610
Distribution plant             62,051,468       56,471,372
Other equipment                 3,893,401        3,360,770
Leasehold improvements             46,170           39,805
Construction-in-progress          211,320          216,428
                              -----------      -----------
                              $68,269,709      $61,891,985
                              ===========      ===========

5.  ACCRUED EXPENSES:

                                   December 31,
                             --------------------------
                                1997             1996
                             ----------      ----------
Programmer license fees      $1,242,544      $1,000,147
Accrued franchise fees          726,058         647,619
Accrued interest              1,391,239         565,704
Other                         1,231,769         738,630
                             ----------      ----------
                             $4,591,610      $2,952,100
                             ==========      ==========

6.  NOTES PAYABLE:

                                                            December 31,
                                                    ------------------------------
                                                        1997              1996
                                                    ------------      ------------
Revolving credit and term loan amended in 1997      $  7,822,221      $101,999,998

Senior subordinated notes                            100,000,000              --

Other                                                    140,292           154,734
                                                    ------------      ------------
                                                     107,962,513       102,154,732
                                                    ------------      ------------
Less-current portion                                   1,140,292         5,550,314
                                                    ------------      ------------
                                                    $106,822,221      $ 96,604,418
                                                    ============      ============

Revolving Credit and Term Loan

On November 12, 1997, the Company entered into an amended and restated revolving credit and term loan facility (the Facility). The Facility provides for borrowings up to $100,000,000,including a $75,000,000 term loan, and a $25,000,000 revolving credit facility, both of which mature December 31, 2005. The Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 9.0%. Graduated principal and interest payments are due quarterly until maturity on December 31, 2005. The Company will use the additional proceeds to finance the acquisition of cable systems located in Aiken, Greenwood, Saluda, Ware Shoals, McCormick and Edgefield, South Carolina (the "South Carolina Systems") and to provide working capital (See Note 11). The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature.

On January 2, the Company purchased all operating assets of the South Carolina Systems, increasing its balance outstanding under the Facility to $75,850,000. Under the terms of the credit agreement, graduated principal payments are due quarterly commencing March 31, 1998.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro forma Debt Service Ratio of 1.15 to 1 and a Leverage Ratio of 7.00 to 1, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement.

Senior Subordinated Notes

On November 12, 1997, the Company completed the issuance and sale of $100,000,000 in principal amount of 10.25% Senior Subordinated Notes (the Notes) due November 15, 2007. The Company used the proceeds to repay a portion of the amounts outstanding under the Facility and to pay fees and expenses incurred in connection with the issuance. The estimated fair value of the $100,000,000 Notes at December 31, 1997, was $105,375,000, based on available market information.

The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2002 at the following prices (expressed as percentages of principal amount) if redeemed during the 12-month period beginning on November 15 of the years dated below, in each case together with interest accrued to the redemption date:

        Year                                  Percentage
--------------------                          ----------
2002                                           105.125%
2003                                           103.417%
2004                                           101.708%
2005 and thereafter                            100.000%

The indenture pursuant to which the Notes were issued, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock; make certain restricted payments; grant liens on assets; merge, consolidate or transfer substantially all of their assets; enter into certain transactions with related persons; make certain payments affecting subsidiaries; sell assets; and issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a debt to cash flow ratio of 7.00 to 1. The Company submits quarterly debt compliance reports to a trustee.

In the event of a change of control of the Company as defined in the indenture, holders of the Notes will have the right to require the Company to make an offer to repurchase such Notes, in whole or in part, at a price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Principal Payments

Annual maturities of notes payable after December 31, 1997 based on amounts outstanding at December 31, 1997 are as follows:

                  1998                                        $  1,140,292
                  1999                                           2,250,000
                  2000                                           3,000,000
                  2001                                           1,572,221
                  2002                                                -
                  Thereafter                                   100,000,000
                                                              ------------
                                                              $107,962,513
                                                              ============

Interest Rate Swap Agreement

On January 8, 1998 the Company entered into a interest rate swap agreement with a notional amount of $65,000,000, to reduce the impact of changes in interest rates. This agreement effectively changes the Company's interest rate exposure to a fixed rate of 5.78%, plus an applicable margin based on certain financial covenants (the margin at January 8, was 3.00%). The maturity date of the swap is December 31, 2000.

7.  OTHER, NET:

Other, net in other income (expense) in the consolidated statements of operations consists of:

                                                       For the Years Ended
                                                          December 31,
                                            -----------------------------------------
                                               1997            1996            1995
                                            ---------       ---------       ---------
MANAGEMENT OPERATIONS:
    Management fees from affiliate          $    --         $    --         $ 120,618
    General and administrative expense           --              --           (27,683)

GAIN (LOSS) ON DISPOSAL OF ASSETS              76,311        (365,614)        (80,045)

INTEREST INCOME                                29,166          54,331          65,158

OTHER                                          (4,652)        (27,638)        (24,476)
                                            ---------       ---------       ---------
                                            $ 100,825       $(338,921)      $  53,572
                                            =========       =========       =========

8.  INCOME TAXES:

The operations of the Company and its affiliates are included for federal income tax purposes in a consolidated federal income tax return filed by NTC. For financial reporting purposes, the provision for income taxes is computed as if the Company filed a separate federal income tax return utilizing the tax rate applicable to NTC on a consolidated basis.

Deferred income taxes are determined on the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The asset and liability method requires the recognition of deferred income taxes for the expected future tax consequences of temporary differences between the carrying amounts on the financial statements and the tax bases of assets and liabilities.

The primary components of deferred income taxes are as follows:

                                                  December 31,
                                         -------------------------------
                                             1997               1996
                                         ------------       ------------
DEFERRED TAX ASSETS:
    Net operating loss carryforward      $ 13,056,000       $ 11,035,000
    Valuation allowance                    (8,686,000)        (6,686,000)
                                         ------------       ------------
                                            4,370,000          4,349,000
DEFERRED TAX LIABILITIES:
    Property and equipment                  4,370,000          4,349,000
                                         ------------       ------------
                                         $      --          $       --
                                         ============       ============

The federal income tax net operating loss carryforward of approximately $38,400,000 expires beginning in the years 2003 through 2012. Management believes that the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets due to the recurring operating losses being incurred by the Company. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The change in the valuation allowance was $2,000,000, $1,456,000 and $1,250,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The difference between the statutory tax rate and the tax benefit of zero recorded by the Company is due to the Company's full valuation allowance against its net deferred tax asset.

9.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Company leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense (including month-to-month leases) was $601,103, $439,261 and $434,101 in 1997, 1996 and
1995, respectively. Minimum lease payments to the end of the lease terms are as follows:

            1998                                                       $ 50,750
            1999                                                         35,505
            2000                                                         18,593
            2001                                                         16,866
            2002                                                         15,292
            Thereafter                                                   76,317
                                                                       --------
                                                                       $213,323
                                                                       ========

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted. This act dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission (FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Company's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Company's operations, follows.

Cable Programming Service Tier Regulation

FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems owned by small companies. Small cable systems are those having 50,000 or fewer subscribers which are owned by companies with fewer than 1% of national cable subscribers (approximately 600,000). NCTV qualifies as a small cable company and all of the Company's cable systems qualify as small cable systems. Basic tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by a local telephone exchange carrier, its affiliates or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

Telephone Companies

The 1996 Act allows telephone companies to offer video programming services directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provision of the 1996 Act; a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act; or through nonfranchised "open video systems" offering nondiscriminatory capacity to unaffiliated programmers, subject to select provisions of the 1996 Act. Although management's opinion is that the probability of competition from telephone companies in rural areas is unlikely in the near future, there are no assurances that such competition will not materialize.

The 1996 Act encompasses many other aspects of providing cable television service including prices for equipment, discounting rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of Public, Educational and Governmental and leased access channels.

Self-Insurance

NCTV began self-insuring for aerial and underground plant in 1996. Beginning in 1997, NCTV began making quarterly contributions into an insurance fund maintained by NTC which covers all Northland entities and would defray a portion of any loss should NCTV be faced with a significant uninsured loss. To the extent NCTV's losses exceed the fund's balance, NCTV would absorb any such loss. If NCTV were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The resulting reduction in cash flow caused by interrupted service, together with the capital cost of replacing such equipment and physical plant, could have a material adverse effect on NCTV, its financial condition, prospects and debt service ability.

Amounts paid to NTC, which maintains the fund for the Company and its affiliates, are expensed as incurred and are included in the consolidated statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Company records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For the year ended December 31, 1997, the Company made payments of $55,526 to the fund. As of December 31, 1997, the fund had a balance of $129,700.

10.  ACQUISITION OF SYSTEMS:

During 1995, the Company purchased the assets of Clemson-Seneca and the operating assets of cable television systems in Oconee County, South Carolina; Madera County, California; and communities in and around Mexia, Texas, adding approximately 15,000 basic subscribers. The aggregate purchase price of the assets was approximately $21,600,000.

On October 11, 1996, the Company acquired substantially all of the operating assets and franchise rights of cable systems serving approximately 12,500 basic subscribers in or around the communities of Moses Lake, Othello, Ephrata and certain unincorporated areas of Grant and Adams counties, all in the state of Washington from Marcus Cable Associates, L.P. (Marcus). The purchase price of the system was $21,031,760, which Marcus received at closing.

On January 31, 1997, the Company acquired substantially all of the operating assets and franchise rights of the cable television system in and around the community of Waterwood, Texas. This system serves approximately 400 basic subscribers. The total purchase price was approximately $580,000.

On March 31, 1997, the Company acquired substantially all of the operating assets and franchise rights of the cable television systems in and around the communities of Marlin, Madisonville and Buffalo, Texas. These systems serve approximately 3,600 subscribers. The total purchase price was approximately $5,250,000.

In April 1997, the Company acquired substantially all of the operating assets and franchise rights of the cable television system serving approximately 300 basic subscribers in Oconee County, South Carolina. The aggregate purchase price of the assets was $380,000. As of December 31, the Company owed approximately $8,000 under the holdback provision of the purchase agreement.

Pro forma operating results (unaudited) of the Company for 1997 and 1996, assuming the acquisitions described above had been made at the beginning of 1996, follow:

                       For the years ended December 31,
                      --------------------------------
                          1997               1996
                      ------------       ------------
                       (unaudited)        (unaudited)
Service revenues      $ 39,146,493       $ 37,845,418
                      ============       ============
Net loss              $ (5,555,889)      $ (6,054,874)
                      ============       ============

11.  SUBSEQUENT TRANSACTION:

On January 2, 1998, the Company acquired substantially all operating assets and franchise rights of cable television systems serving approximately 35,300 basic subscribers in or around the communities of Aiken, Greenwood, Saluda, Ware Shoals, McCormick and Edgefield, all in the state of South Carolina from Intermedia Partners of Carolina, and Robin Cable Systems L.P. The systems were acquired at a purchase price of $69,975,000 adjusted at closing for the proration of certain revenues and expenses. Of the total purchase price the Sellers received $69,630,745 on January 2, 1998. Under the terms of the asset purchase agreement the remaining balance of $344,255 will be held in escrow for a period of six months to be offset by any remaining post-closing adjustments. Included on the balance sheet as of December 31, 1997, is a $690,000 escrow payment previously deposited towards the purchase of the systems.