Form 10-Q
period 1998-03-31
NORTHLAND CABLE TELEVISION INC
filed 1998-05-15
CIK 1051920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the rates period ended MARCH 31, 1998

                                       or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to________

                        Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

             STATE OF WASHINGTON                               91-1311836
       (State or other jurisdiction                        (I.R.S. Employer
             of incorporation )                           Identification No.)

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
             (Exact name of registrant as specified in its charter)

          STATE OF WASHINGTON                       91-1638891
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
            incorporation)


                  1201 THIRD AVENUE, SUITE
                   3600 SEATTLE, WASHINGTON                        98101
           (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (206) 621-1351


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


----------
        This filing contains _____ pages. Exhibits index appears on page _____.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED BALANCE SHEETS - (Unaudited)


                                                                        March 31,         December 31,
                                                                          1998                1997
                                                                      -------------       -------------
                       ASSETS
Current Assets:
  Cash                                                                $   2,340,178       $   1,238,581
  Due from limited partnerships                                              50,599              20,545
  Accounts receivable                                                     2,313,538           1,355,005
  Prepaid expenses                                                          470,636             291,566
                                                                      -------------       -------------
                 Total current assets                                     5,174,951           2,905,697
Investment in Cable Television Properties:
Property and equipment, net of accumulated
  depreciation of $30,853,301 and $28,887,486,
  respectively                                                           56,592,435          39,382,223
Franchise agreements, net of accumulated
  amortization of $32,294,689 and $29,467,711,
  respectively                                                           82,741,180          35,773,674
Goodwill, net of accumulated
  amortization of $1,917,439 and $1,874,161,
  respectively                                                            5,006,994           5,050,272
Other intangible assets, net of accumulated
  amortization of $2,577,628 and $2,142,891,
  respectively                                                            9,781,746           8,620,112
Fund deposited in escrow for purchase of cable
  television system                                                              --             690,000
                                                                      -------------       -------------
                 Total investment in cable television properties        154,122,355          89,516,281
                                                                      -------------       -------------
                 Total assets                                         $ 159,297,306       $  92,421,978
                                                                      =============       =============


                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                                    $     198,858       $     662,141
  Accrued expenses                                                        8,138,496           4,591,610
  Converter deposits                                                        112,040             103,393
  Subscriber prepayments                                                    768,349           1,106,327
  Due to affiliates                                                         889,931             217,426
  Current portion of notes payable                                          800,849           1,140,292
                                                                      -------------       -------------
                  Total current liabilities                              10,908,523           7,821,189
Notes payable                                                           174,000,000         106,822,221
                                                                      -------------       -------------
                  Total  liabilities                                    184,908,523         114,643,410
                                                                      -------------       -------------

Shareholder's Deficit:
  Common stock (par value $1.00 per share, authorized
     50,000 shares; 10,000 shares issued and outstanding)
     and additional paid-in capital                                      11,560,527          11,560,527
   Accumulated deficit                                                  (37,171,744)        (33,781,959)
                                                                      -------------       -------------
                  Total shareholder's deficit                           (25,611,217)        (22,221,432)
                                                                      -------------       -------------

Total liabilities and shareholder's deficit                           $ 159,297,306       $  92,421,978
                                                                      =============       =============



        The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS -- (Unaudited)


                                                        For the three months ended March 31,
                                                        ------------------------------------

                                                             1998                  1997
                                                        ---------------       --------------
Revenues:
  Service revenues                                         $ 13,924,700       $  9,189,024
  Programming and production revenues from affiliates           185,512            180,130
                                                           ------------       ------------
            Total Revenues                                   14,110,212          9,369,154
                                                           ------------       ------------
Expenses:
  Cable system operations (including
     $33,938 and $66,101, net paid to affiliates
     in 1998 and 1997, respectively)                          4,748,949          3,096,334
  General and administrative (including
     $1,364,765 and $532,467, net paid  to affiliates
     in 1998 and 1997, respectively)                          2,417,637          1,703,427
  Management fees paid to parent                                695,493            458,709
  Depreciation and amortization                               5,163,720          3,027,985
                                                           ------------       ------------
            Total operating expenses                         13,025,799          8,286,455
                                                           ------------       ------------

Income from operations                                        1,084,413          1,082,699

Other income (expense):
   Interest expense                                          (4,471,102)        (2,305,663)
   Interest income                                               14,375                475
   Other expense                                                (17,471)           (12,327)
                                                           ------------       ------------
                                                             (4,474,198)        (2,317,515)
                                                           ------------       ------------


Net loss                                                   $ (3,389,785)      $ (1,234,816)
                                                           ============       ============



        The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- (Unaudited)



                                                         For the three months ended March 31,
                                                         ------------------------------------

                                                              1998                 1997
                                                         --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (3,389,785)      $ (1,234,816)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                              5,384,298          3,027,985
   (Increase) decrease in operating assets:
     Accounts receivable                                       (958,533)           113,259
     Prepaid expenses                                          (179,070)          (129,593)
     Due from limited partnerships                              (30,054)            (3,250)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    3,083,603          1,186,782
     Due to affiliates                                          672,505            660,529
     Converter deposits                                           8,647              3,714
     Subscriber prepayments                                    (337,978)          (465,985)
                                                           ------------       ------------
Net cash from operating activities                            4,253,633          3,158,626
                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems                                (69,381,851)        (5,830,500)
Investment in cable television properties                      (499,242)          (765,766)
Franchise fees and other intangibles                           (128,520)            (5,835)
                                                           ------------       ------------
Net cash used in investing activities                       (70,009,613)        (6,602,101)
                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                  68,027,779          5,000,000
Principal payments on borrowings                             (1,113,631)        (1,353,846)
Loan fees and other costs incurred                              (56,571)                --
                                                           ------------       ------------
Net cash from financing activities                           66,857,577          3,646,154
                                                           ------------       ------------

INCREASE IN CASH                                              1,101,597            202,678

CASH, beginning of period                                     1,238,581          2,486,237

                                                           ------------       ------------
CASH, end of period                                        $  2,340,178       $  2,688,916
                                                           ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $  1,904,702       $    870,317
                                                           ============       ============

   Cash paid during the period for state income taxes      $     17,471       $      9,493
                                                           ============       ============



        The accompanying notes to unaudited financial statements is an integral part of these statements

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)

        (1)   BASIS OF PRESENTATION:

        These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1998 and December 31, 1997, its statements of operations and its statements of cash flows for the three months ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        (2)   NORTHLAND CABLE NEWS:

        Northland Cable News, Inc. ("NCN"), a wholly owned subsidiary of the Company, was formed to develop and distribute local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of March 31, 1998, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                 1998                       1997
                                            --------------             --------------
INCOME STATEMENT INFORMATION:                    (Unaudited)                (Unaudited)
Revenues from affiliates                   $       389,511             $      371,550
Less: intercompany revenue                        (203,999)                  (191,420)
                                            --------------             --------------
            Total revenues                         185,512                    180,130

Operating expenses                                 295,133                    283,260
Other, net                                           9,874                      8,657
                                           ---------------             --------------
Net loss                                   $      (119,495)            $     (111,787)
                                           ===============             ==============


                                    MARCH 31,          DECEMBER 31,
                                      1998                1997
                                  -------------       -------------
                                   (Unaudited)
BALANCE SHEET
INFORMATION:
   Current assets                 $   1,569,946       $   1,483,466
   Less: intercompany elimination    (1,300,096)         (1,362,693)
                                  -------------       -------------

        Total current assets            269,850             120,773


    Non-current assets                      294                 212
                                  -------------       -------------
                Total Assets      $     270,144       $     120,985
                                  =============       =============
    Current liabilities           $      52,676       $      50,619
    Other liabilities                        --                  --
                                  -------------       -------------
         Total liabilities        $      52,676       $      50,619
                                  =============       =============



        (3)   ACQUISITION OF SYSTEMS:

        On January 2, 1998 the Company acquired substantially all of the operating assets and franchise rights of six cable television systems serving portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina. The purchase price of the systems was approximately $70 million, which was financed through borrowings on the Company's revolving credit and term loan agreement. The systems passed approximately 59,200 homes and served approximately 35,700 basic subscribers.

        Pro forma operating results of the Company for the three months ending March 31, 1997, assuming the acquisitions described above had been made as of the beginning of the period, follow:


                                                       1997
                                                       ----
       Service revenues                            $13,700,000
                                                   ===========
       Net loss                                    $(2,900,000)
                                                   ===========


         (4)    DISPOSITION OF ASSETS:

         On February 23, 1998 the Company entered into an agreement to sell all of its cable operations in the state of Oregon (the "Woodburn System") to North Willamette Telecom, Inc. The sale price of the system is $6,875,000. The Woodburn System serves approximately 4,300 basic subscribers and generated revenues of approximately $470,000 for the three months ended March 31, 1998. Substantially all of the proceeds from the sale will be utilized to reduce amounts outstanding under the Senior Credit Facility. The sale is expected to close in the second quarter of 1998.

         (5)    SUBSEQUENT TRANSACTION:

         The Company has entered into an agreement to purchase the operating assets and franchise rights of a cable system serving Hamilton, Texas (the "Hamilton System"). The Hamilton System serves approximately 1,100 basic subscribers from a single headend and is located in close proximity to the Company's Stephenville, Texas system. The purchase price is $800,000, with $600,000 due at closing and the balance due December 31, 1998. Closing is expected to occur in the third quarter of 1998.


         (6)    STATEMENT OF POSITION 98-5

         On April 9, 1998 the AICPA released Statement of Position 98-5, " Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998.

         The Company currently capitalizes pre-opening costs and amortizes such costs over a sixty month period. The unamortized balance of capitalized pre-opening costs as of March 31, 1998 is not material. The Company intends to adopt SOP 98-5 at the beginning of fiscal year 1999. The Company does not believe the adoption of SOP 98-5 will have a material adverse effect on the Company's financial position and results of operations.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        MARCH 31, 1998 AND 1997

        As of March 31, 1998, the Company's cable systems served 130,327 basic subscribers, 46,892 premium subscribers, 39,243 tier subscribers and passed approximately 195,600 homes.

        Revenues increased approximately $4.7 million or 50% from 9.4 million to $14.1 million for the three months ended March 31, 1998. Of these revenues, $10.2 million (72.3%) was derived from basic service charges, $1.2 million (8.5%) from premium services, $1.0 million (7.1%) from tier services, $300,000 (2.1%) from installation charges, $300,000 (2.1%) from service maintenance contracts, $500,000 (3.6%) from advertising, and $600,000 (4.3%) from other sources. The January 1998 acquisition of cable television systems serving approximately 35,700 basic subscribers in portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina (the "South Carolina Acquisitions") increased revenues approximately $3.9 million or 4.5%. The remaining 8.5% of revenue growth is attributable to: (i) rate increases, which averaged 2.6%, implemented in systems serving an aggregate of 42,642 basic subscribers effective August 1, 1997; and (ii) revenue from the higher penetration of new product tiers. Average monthly revenue per basic subscriber increased $1.57 or 41.5%, from $34.57 to $36.14 for the three months ended March 31, 1998. Basic revenue per average basic subscriber increased $1.69 or 6.9% from $24.43 to $26.12 for the three months ended March 31, 1998. Excluding the impact of the South Carolina Acquisitions, revenues would have increased approximately $800,000 or 8.5% from $9.4 million to $10.2 million and average monthly revenue per basic subscriber would have increased $1.61 or 4.7% from $34.57 to $36.18 for the three months ended March 31, 1998.

        Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased $1.6 million or 51.6%, from $3.1 million to $4.7 million for the three months ended March 31, 1998. Operating expenses as a percentage of revenues increased from 33.0% to 33.3% for the three months ended March 31, 1998. A substantial portion of this increase was due to the South Carolina Acquisitions. Excluding the impact of the South Carolina Acquisitions, operating expenses would have increased approximately $300,000 or 9.7%, from $3.1 million to $3.4 million for the three months ended March 31, 1998. The increase is attributable to:
        (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

        General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees increased $700,000 or 41.2%, from $1.7 million to $2.4 million for the three months ended March 31,

        1998. The increase in general and administrative expenses was attributable primarily to the South Carolina Acquisitions. General and administrative expenses, as a percentage of revenues, decreased from 18.1% to 17.0% for the three months ended March 31, 1998. Excluding the impact of the South Carolina Acquisitions, general and administrative expenses would have no significant change for the three months ended March 31, 1998 compared to the same period in 1997.

        Management fees increased approximately $236,000 or 51.4%, from $459,000 to $695,000 for the three months ended March 31, 1998. This increase was directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

        Depreciation and amortization expenses increased approximately $2.2 million or 73.3%, from $3.0 million to $5.2 million for the three months ended March 31, 1998. Such increase was directly attributable to the South Carolina Acquisitions and the Company's capital expenditures.

        Interest expense increased by $2.2 million or 95.7%, from $2.3 million to $4.5 million for the three months ended March 31, 1998. This increase was primarily attributable to borrowings incurred in connection with the South Carolina Acquisitions which increased average outstanding indebtedness $71.4 million or 68.7%, from $104.0 million to $175.4 million for the three months ended March 31, 1997 and 1998, respectively.


        LIQUIDITY AND CAPITAL RESOURCES

        The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company's debt service obligations for the year ended December 31, 1998 are expected to be $19.1 million. The Company anticipates that cash flow from operations will be sufficient to service its debt and to fund capital expenditures through December 31, 1998. The Company's debt service obligations for the year ended December 31, 1999 are anticipated to be $21.9 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

        Net cash provided by operating activities was $4.3 million for the three months ended March 31, 1998. Adjustments to the $3.4 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $5.4 million of depreciation and amortization, and an increase in accrued interest of $2.0 million due to increased borrowing incurred in connection with the South Carolina Acquisitions.

        Net cash used in investing activities was $70.0 million for the three months ended March 31, 1998, and consisted primarily of $69.4 million used for the South Carolina Acquisitions.

        Net cash provided by financing activities was approximately $66.9 million for the three months ended March 31, 1998. The Company had $68.0 million in additions to long term debt and made $1.1 million of principal payments on notes payable.

        Net income (loss) before charges for interest, taxes, depreciation and amortization ("EBITDA") increased approximately $2.1 million or 51.2%, from $4.1 million to $6.2 million for the three months ended March 31, 1998. EBITDA as a percentage of revenues ("EBITDA Margin") increased from 43.6% to 44.0% for the three months ended March 31, 1997. These changes were attributable primarily to the South Carolina Acquisitions, which contributed approximately $1.7 million of EBITDA for the three months ended March 31, 1998. The EBITDA Margin for the South Carolina Acquisitions was 43.6% for the three months ended March 31, 1998. Excluding the effects of the South Carolina Acquisitions, EBITDA would have increased $400,000 or 9.8%, from $4.1 million to $4.5 million for the three months ended March 31, 1997. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

        Net cash provided by operating activities was $3.2 million for the three months ended March 31, 1997. Adjustments to the $1.2 million net loss for such period to reconcile to net cash provided by operating activities consisted primarily of $3.0 million of depreciation and amortization.

        Net cash used in investing activities was $6.6 million for the three months ended March 31, 1997. Net cash used in investing activities consisted primarily of the $5.8 million for the acquisition of cable television systems in the communities of Marlin, Madisonville, Buffalo and Waterwood, all located in the state of Texas. Net cash used in investing activities also consisted of $766,000 of capital expenditures.

        Net cash provided by financing activities was $3.6 million for the three months ended March 31, 1997. Net cash provided by financing activities consisted primarily of $5.0 million in additions to notes payable, offset by $1.4 million of principal payments on notes payable.

        The Company has a revolving credit and term loan agreement with a group of lending banks (the "Senior Credit Facility"), providing a $75.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"). The Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Annualized Operating Cash Flow (as defined) to interest expense) of at least 1.25 to 1.00 initially, increasing over time to 2.25 to 1.00; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.0; (C) a pro forma debt service ratio (the ratio of the Company's current Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.15 to 1 through March 31, 1999 and 1.20 to 1 thereafter; and (D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than 7.0 to 1.0 initially, decreasing over time to 4.00 to 1.00. The Company expects that cash provided from operations will be sufficient to cover its future debt service obligations.

        As of the date of this filing, the balance under the Term Loan is $74.8 million and no amounts were outstanding under the Revolver. Certain fixed rate agreements expired during the first quarter of 1998. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $64.8 million fixed at 8.78% under the terms of a self-amortizing interest rate swap agreement with the Company's lender expiring December 31, 2000; $3.0 million at a LIBOR based rate of 8.69% expiring June 1, 1998. The balance of $7 million bears interest at the prime rate plus 1.75% (currently 10.25%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.


        CAPITAL EXPENDITURES

        For the three months ended March 31, 1998, the Company incurred capital expenditures of $499,000 . Capital expenditures included: (i) expansion and improvements of cable properties; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; and (iv) line drops, extensions and installations of cable plant facilities.

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


        ACQUISITIONS

        On January 2, 1998 the Company acquired six cable television systems serving portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina from InterMedia Partners of Carolina, L.P. and Robin Cable Systems, L.P. The purchase price of the systems was approximately $70 million and was financed through borrowings under the Senior Credit Facility. The systems passed approximately 59,200 homes and served approximately 35,700 basic subscribers.

        Pro forma operating results of the Company for the three months ended March 31, 1997, assuming the acquisition above had been made at the beginning of 1997, are disclosed in Note (3) of the financial statements.

        The Company has entered into an agreement to purchase the operating assets and franchise rights of a cable system serving Hamilton, Texas (the "Hamilton System"). The Hamilton System serves approximately 1,100 basic subscribers from a single headend and is located in close proximity to the Company's Stephenville, Texas system. The purchase price is $800,000, with $600,000 due at closing and the balance due December 31, 1998. Closing is expected to occur in the third quarter of 1998.

        DISPOSITION OF ASSETS

        On February 23, 1998 the Company entered into an agreement to sell all of its cable operations in the state of Oregon (the "Woodburn System") to North Willamette Telecom, Inc. The sale price of the system is $6,875,000. The Woodburn System serves approximately 4,298 basic subscribers and generated revenues of $470,000 for the three months ended March 31, 1998. Proceeds from the sale will be utilized to reduce amounts outstanding under the Senior Credit Facility. The sale is expected to close in the second quarter of 1998.

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


                           PART II - OTHER INFORMATION


        ITEM 1 Legal proceedings

        In 1993, North Willamette Telecom, Inc. an affiliate of Canby Telephone Association, petitioned to obtain a franchise from the City of Woodburn, Oregon to operate a cable system which would compete with the Company's Woodburn system. Such franchise has not been granted. On March 20, 1996, the Company was served with a complaint in a suit commenced in the United States District Court for the District of Oregon by North Willamette Telecom, Inc. and Canby Telephone Association. The suit alleges the Company violated federal antitrust laws, intentionally interfered with plaintiffs' prospective business relationships with potential cable customers, and intentionally interfered with plaintiffs' business relationships with the Canby Telephone Association's members. The complaint seeks actual damages ranging from $1.2 million to $10.2 million, punitive damages of $10.0 million and other relief. The Company denies the allegations of the complaint and is vigorously defending the case. The Company has filed summary judgement motions and no trial date has been set. On February 23, 1998 the Company entered into an agreement to sell the Woodburn System to North Willamette Telecom, Inc. Under the terms of the asset purchase agreement, one day after closing North Willamette Telecom, Inc. will file a settlement, mutual release and dismissal with prejudice of matters associated with this legal proceeding. There can be no assurances that closing of this transaction will occur thereby resulting in dismissal of this litigation.

        In addition, the Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Company, its financial condition, prospects and debt service ability.

        ITEM 2 Changes in securities
                     None

        ITEM 3 Defaults upon senior securities
                     None

        ITEM 4 Submission of matters to a vote of security holders
                     None

        ITEM 5 Other information
                     None

        ITEM 6 Exhibits and Reports on Form 8-K

        (a)  Exhibit index
                    27.0  Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Northland Cable Television, Inc. and Subsidiary


                        SIGNATURES                              CAPACITIES                            DATE
                        ----------                              ----------                            ----
         /s/            Richard I. Clark          Director, Vice President, Treasurer and           ________
         -------------------------------          Assistant Secretary
                        Richard I. Clark


         /s/              Gary S. Jones           Vice President                                    ________
         ------------------------------
                          Gary S. Jones