Form 10-Q/A
period 1998-03-31
NORTHLAND CABLE TELEVISION INC
filed 1998-05-27
CIK 1051920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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
                                                           ============       ============



        The accompanying notes to unaudited financial statements is an integral part of these statements

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)

        (1)   BASIS OF PRESENTATION:

        These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1998 and December 31, 1997, its statements of operations and statements of cash flows for the three months ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

        Revenues increased approximately $4.7 million or 50% from 9.4 million to $14.1 million for the three months ended March 31, 1998. Of these revenues, $10.2 million (72.3%) was derived from basic service charges, $1.2 million (8.5%) from premium services, $1.0 million (7.1%) from tier services, $300,000 (2.1%) from installation charges, $300,000 (2.1%) from service maintenance contracts, $500,000 (3.6%) from advertising, and $600,000 (4.3%) from other sources. The January 1998 acquisition of cable television systems serving approximately 35,700 basic subscribers in portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina (the "South Carolina Acquisitions") increased revenues approximately $3.9 million or 41.5%. The remaining 8.5% of revenue growth is attributable to: (i) rate increases, which averaged 2.6%, implemented in systems serving an aggregate of 42,642 basic subscribers effective August 1, 1997; and (ii) revenue from the higher penetration of new product tiers. Average monthly revenue per basic subscriber increased $1.57 or 41.5%, from $34.57 to $36.14 for the three months ended March 31, 1998. Basic revenue per average basic subscriber increased $1.69 or 6.9% from $24.43 to $26.12 for the three months ended March 31, 1998. Excluding the impact of the South Carolina Acquisitions, revenues would have increased approximately $800,000 or 8.5% from $9.4 million to $10.2 million and average monthly revenue per basic subscriber would have increased $1.61 or 4.7% from $34.57 to $36.18 for the three months ended March 31, 1998.

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

        The Company plans to invest approximately $11.5 million in capital expenditures during 1998 and 1999. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches, extensions of distribution facilities to add new subscribers and general maintenance. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.


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