Form 10-Q
period 1998-06-30
NORTHLAND CABLE TELEVISION INC
filed 1998-08-14
CIK 1051920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 1998

                                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to________

                        Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)


                    STATE OF WASHINGTON                                      91-1311836
        -----------------------------------------------         ------------------------------------
        (State or other jurisdiction of incorporation )         (I.R.S. Employer Identification No.)


                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      STATE OF WASHINGTON                                            91-1638891
       ----------------------------------------------                   ------------------------------------
       (State or other jurisdiction of incorporation)                   (I.R.S. Employer Identification No.)


       1201 THIRD AVENUE, SUITE
        3600 SEATTLE, WASHINGTON                                  98101
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (206) 621-1351
                                                    ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


------------------

This filing contains _____ pages. Exhibits index appears on page _____.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (unaudited)


PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                            June 30,               December 31,
                                                                              1998                     1997
                                                                          -------------           -------------
                                                                          (Unaudited)
                                     ASSETS
Current Assets:
  Cash                                                                    $   1,869,708           $   1,238,581
  Due from limited partnerships                                                  56,224                  20,545
  Accounts receivable                                                         2,214,400               1,355,005
  Prepaid expenses                                                              555,750                 291,566
                                                                          -------------           -------------
                 Total current assets                                         4,696,082               2,905,697
                                                                          -------------           -------------
Investment in Cable Television Properties:
Property and equipment, net of accumulated
  depreciation of $30,227,468 and $28,887,486,
  respectively                                                               55,255,179              39,382,223
Franchise agreements, net of accumulated
  amortization of $28,039,219 and $29,467,711,
  respectively                                                               80,512,800              35,773,674
Goodwill, net of accumulated
  amortization of $1,960,716 and $1,874,161,
  respectively                                                                4,963,716               5,050,272
Other intangible assets, net of accumulated
  amortization of $2,932,311 and $2,142,891,
  respectively                                                                9,501,352               8,620,112
Fund deposited in escrow for purchase of cable
  television system                                                                  --                 690,000
                                                                          -------------           -------------
                 Total investment in cable television properties            150,233,047              89,516,281
                                                                          -------------           -------------
                 Total assets                                             $ 154,929,129           $  92,421,978
                                                                          =============           =============


                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                                        $   1,598,375           $     662,141
  Accrued expenses                                                            5,653,340               4,591,610
  Converter deposits                                                            103,063                 103,393
  Subscriber prepayments                                                      1,650,070               1,106,327
  Due to affiliates                                                             441,636                 217,426
  Current portion of notes payable                                            1,945,287               1,140,292
                                                                          -------------           -------------
                  Total current liabilities                                  11,391,771               7,821,189

Notes payable                                                               166,451,000             106,822,221
                                                                          -------------           -------------
                  Total  liabilities                                        177,842,771             114,643,410
                                                                          -------------           -------------

Shareholder's Deficit:
  Common stock (par value $1.00 per share,
  authorized 50,000 shares; 10,000
     shares issued and outstanding)
     and additional paid-in capital                                          11,560,527              11,560,527
   Accumulated deficit                                                      (34,474,169)            (33,781,959)
                                                                          -------------           -------------
                  Total shareholder's deficit                               (22,913,642)            (22,221,432)
                                                                          -------------           -------------
Total liabilities and shareholder's deficit                               $ 154,929,129           $  92,421,978
                                                                          =============           =============


                  The accompanying notes to unaudited financial
              statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                For the three months ended June 30,
                                                               ------------------------------------
                                                                   1998                    1997
                                                               -------------          -------------
                                                                (Unaudited)            (Unaudited)
Revenues:
  Service revenues                                             $  13,761,713          $   9,669,216
  Programming and production revenues from affiliates                162,578                185,348
                                                               -------------          -------------
            Total Revenues                                        13,924,291              9,854,564
                                                               -------------          -------------
Expenses:
  Cable system operations (including
     $9,926 and $60,767, net paid to affiliates
     in 1998 and 1997, respectively)                               4,685,968              3,094,979
  General and administrative (including
     $1,415,652 and $568,804, net paid  to affiliates
     in 1998 and 1997, respectively)                               2,559,377              1,804,991
  Management fees paid to parent                                     686,931                483,099
  Depreciation and amortization                                    4,904,051              3,340,105
                                                               -------------          -------------
            Total operating expenses                              12,836,327              8,723,174
                                                               -------------          -------------

Income from operations                                             1,087,964              1,131,390
                                                               -------------          -------------

Other income (expense):
   Interest expense                                               (4,429,126)            (2,609,004)
   Interest income                                                    38,607                  5,711
   Other expense                                                        (276)                (5,900)
   Gain on sale of assets                                          6,000,406                     --
                                                               -------------          -------------
                                                                   1,609,611             (2,609,193)
                                                               -------------          -------------


Net income ( loss)                                             $   2,697,575          $  (1,477,803)
                                                               =============          =============


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                  For the six months ended June 30,
                                                                 ------------------------------------
                                                                      1998                   1997
                                                                 -------------          -------------
                                                                  (Unaudited)            (Unaudited)
Revenues:
  Service revenues                                               $  27,686,413          $  18,858,240
  Programming and production revenues from affiliates                  348,090                365,478
                                                                 -------------          -------------
            Total Revenues                                          28,034,503             19,223,718
                                                                 -------------          -------------
Expenses:
  Cable system operations (including
     $43,864 and $126,868, net paid to affiliates
     in 1998 and 1997, respectively)                                 9,434,917              6,191,313
  General and administrative (including
     $2,780,417 and $1,101,271, net paid  to affiliates
     in 1998 and 1997, respectively)                                 4,977,014              3,508,418
  Management fees paid to parent                                     1,382,424                941,808
  Depreciation and amortization                                     10,067,771              6,368,090
                                                                 -------------          -------------
            Total operating expenses                                25,862,126             17,009,629
                                                                 -------------          -------------

Income from operations                                               2,172,377              2,214,089
                                                                 -------------          -------------

Other income (expense):
   Interest expense                                                 (8,900,228)            (4,914,667)
   Interest income                                                      52,982                  6,186
   Other expense                                                       (17,747)               (18,227)
   Gain on sale of assets                                            6,000,406                     --
                                                                 -------------          -------------
                                                                    (2,864,587)            (4,926,708)
                                                                 -------------          -------------


Net income (loss)                                                $    (692,210)         $  (2,712,619)
                                                                 =============          =============

                  The accompanying notes to unaudited financial
              statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                For the six months ended June 30,
                                                               ------------------------------------
                                                                    1998                  1997
                                                               -------------          -------------
                                                                (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $    (692,210)         $  (2,712,619)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                                  10,521,651              6,537,587
   Gain on sale of assets                                         (6,000,406)                    --
   (Increase) decrease in operating assets:
     Accounts receivable                                            (859,395)                30,177
     Prepaid expenses                                               (264,184)              (153,808)
     Due from limited partnerships                                   (35,679)                21,136
   Increase (decrease) in operating liabilities
     Accounts payable                                                936,234               (226,801)
     Other current liabilities                                     1,061,730                573,663
     Converter deposits                                                 (330)                (6,181)
     Subscriber prepayments                                          543,743                 89,419
                                                               -------------          -------------
Net cash from operating activities                                 5,211,154              4,152,573
                                                               -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems                                     (69,884,999)            (6,203,141)
Investment in cable television properties                         (1,675,996)            (2,259,403)
Franchise fees and other intangibles                                (104,173)                    --
Proceeds from sale of cable television system                      6,876,671                     --
                                                               -------------          -------------
Net cash used in investing activities                            (64,788,497)            (8,462,544)
                                                               -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                       68,027,779              5,000,000
Principal payments on borrowings                                  (7,794,005)            (2,823,957)
Loan fees and other costs incurred                                  (249,514)                    --
Advances from affiliates                                             224,210                350,413
                                                               -------------          -------------
Net cash from financing activities                                60,208,470              2,526,456
                                                               -------------          -------------

INCREASE  (DECREASE)  IN CASH                                        631,127             (1,783,515)

CASH, beginning of period                                          1,238,581              2,486,237

                                                               -------------          -------------
CASH, end of period                                            $   1,869,708          $     702,722
                                                               =============          =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                    $   8,537,151          $   4,638,215
                                                               =============          =============

   Cash paid during the period for state income taxes          $      17,747          $       9,493
                                                               =============          =============

                  The accompanying notes to unaudited financial
              statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT - (Unaudited)


                                              Common Stock and
                                         Additional Paid-in Capital
                                    ----------------------------------           Accumulated
                                       Shares                Amount                Deficit                 Total
                                    ------------          ------------          ------------           ------------
BALANCE, December 31, 1997                10,000          $ 11,560,527          $(33,781,959)          $(22,221,432)

Net loss                                      --                    --              (692,210)              (692,210)

                                    ------------          ------------          ------------           ------------
BALANCE, June 30, 1998                    10,000          $ 11,560,527          $(34,474,169)          $(22,913,642)
                                    ============          ============          ============           ============

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)

(1) BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 1998, its statements of operations for the six and three months ended June 30, 1998 and 1997 and its statements of cash flows for the six months ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) NORTHLAND CABLE NEWS:

Northland Cable News, Inc. ("NCN"), a wholly owned subsidiary of the Company, was formed to develop and distribute local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of June 30, 1998, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.


                                    THREE MONTH PERIOD ENDED JUNE 30,        SIX MONTH PERIOD ENDED JUNE 30,
                                    ---------------------------------       ---------------------------------
                                        1998                1997                 1998                1997
                                    -------------       -------------       -------------       -------------
                                     (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
INCOME STATEMENT INFORMATION:
Revenues from affiliates            $     357,683       $     376,309       $     747,194       $     747,859
Less:intercompany revenue                (195,105)           (190,961)           (399,104)           (382,381)
                                    -------------       -------------       -------------       -------------
            Total revenues                162,578             185,348             348,090             365,478

Operating expenses                        272,869             293,672             568,002             576,932
Other, net                                   (861)               (408)              9,013               8,249
                                    -------------       -------------       -------------       -------------
Net loss                            $    (109,430)      $    (107,916)      $    (228,925)      $    (219,703)
                                    =============       =============       =============       =============

                                                JUNE 30,            DECEMBER 31,
                                                  1998                   1997
                                              -------------         -------------
                                              (Unaudited)
BALANCE SHEET
INFORMATION:
    Current assets                            $   1,643,399         $   1,483,466
    Less: intercompany elimination               (1,418,799)           (1,362,693)
                                              -------------         -------------
                Total current assets                224,600               120,773

    Non-current assets                               12,535                   212
                                              -------------         -------------
                Total Assets                  $     237,135         $     120,985
                                              =============         =============
    Current liabilities                       $      52,696         $      50,619
    Other liabilities                                    --                    --
                                              -------------         -------------
                Total liabilities             $      52,696         $      50,619
                                              =============         =============


(3) ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS:

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

On May 15, 1998 the Company sold all of its cable operations in the state of Oregon (the "Woodburn System") to North Willamette Telecom, Inc. The net proceeds from the sale of the system were approximately $6.9 million. The Woodburn System served approximately 4,300 basic subscribers and generated revenues of approximately $235,000 for the three months ended June 30, 1998. Approximately $6.4 million of the proceeds from the sale was utilized to reduce amounts outstanding under the Senior Credit Facility.

On June 30, 1998 the Company acquired the operating assets and franchise rights of the cable system serving Hamilton, Texas (the "Hamilton System"). The purchase price of the system was $800,000, adjusted at closing for the proration of certain revenue and expenses. Of the total purchase price, the Company paid approximately $600,000 at closing. The remaining $200,000 is to paid be pursuant to holdback provisions of the purchase agreement. The Hamilton System serves approximately 1,100 basic subscribers from a single headend and is located in close proximity to the Company's Stephenville, Texas system.

Pro forma operating results of the Company for the three and six months ending June 30, 1997, assuming the acquisitions the South Carolina Systems and the disposition the Woodburn System described above had been made as of the beginning of the period, are as follows:


                          THREE MONTH PERIOD ENDED JUNE 30, 1997         SIX MONTH PERIOD ENDED JUNE 30, 1997
                          --------------------------------------         ------------------------------------
Service revenues                       $13,400,000                                    $26,600,000
                                       ===========                                    ===========
Net loss                               $(3,200,000)                                   $(6,100,000)
                                       ===========                                    ===========



(4) DISCLOSURE OF IMPACT OF RECENT ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED:

STATEMENT OF POSITION 98-5

On April 9, 1998 the AICPA released Statement of Position 98-5, "Reporting on Start-Up Activities" ("SOP 98-5"). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998.

The Company currently capitalizes pre-opening costs and amortizes such costs over a sixty month period. The unamortized balance of capitalized pre-opening costs as of June 30, 1998 is not material. The Company intends to adopt SOP 98-5 at the beginning of fiscal year 1999. The Company does not believe the adoption of SOP 98-5 will have a material adverse effect on the Company's financial position and results of operations.


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting Statement 133 on the financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

JUNE 30, 1998 AND 1997

As of June 30, 1998, the Company's cable systems served 123,769 basic subscribers, 44,202 premium subscribers, 38,094 tier subscribers and passed approximately 188,400 homes.

Revenues increased approximately $4.0 million or 40.4%, from $9.9 million to $13.9 million for the three months ended June 30, 1998. Of these revenues, approximately $10.1 million (72.7%) was derived from basic service charges, $1.2 million (8.6%) from premium services, $1.0 million (7.2%) from tier services, $300,000 (2.2%) from installation charges, $200,000 (1.4%) from service maintenance contracts, $500,000 (3.6%) from advertising, and $600,000 (4.3%) from other sources. The January 1998 acquisition of cable television systems serving approximately 35,700 basic subscribers in portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina (the "South Carolina Acquisitions") increased revenues approximately $3.9 million or 39.4%. The May 1998 disposition of cable television systems serving approximately 4,300 basic subscribers in and around Woodburn, Oregon (the "Woodburn System") decreased revenues approximately $200,000 or 2.0%. Excluding the impact of the South Carolina Acquisitions and assuming the Woodburn System was disposed of at the beginning of each of the respective periods, revenues would have increased approximately $300,000 or 3.2%. Average monthly revenue per basic subscriber would have increased $1.35 or 3.8%, from $35.13 to $36.48 for the three months ended June 30, 1998. Average basic revenue per basic subscriber would have increased $.52 or 2.1% from $24.70 to $25.22 for the three months ended June 30, 1998.

Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $1.6 million or 51.6%, from $3.1 million to $4.7 million for the three months ended June 30, 1998. Operating expenses as a percentage of revenues increased from 31.3% to 33.8% for the three months ended June 30, 1998. A substantial portion of this increase was due to the South Carolina Acquisitions, offset by the disposition of the Woodburn System. Excluding the impact of the South Carolina Acquisitions and the Woodburn System disposition, operating expenses would have increased approximately $300,000 or 10.3%, from $2.9 million to $3.2 million for the three months ended June 30, 1998. Operating expenses for the three months ended June 30, 1997, were reduced by certain launch incentive fees received from programmers of approximately $100,000 or 3.4%. Excluding the impact of programmer incentive fees, operating expenses would have increased approximately $200,000 or 6.7%. This increase is attributable to: (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees increased approximately $700,000 or 38.9%, from $1.8 million to $2.5 million for the three months ended June 30, 1998. The increase in general and administrative expenses was attributable primarily to the South Carolina Acquisitions, offset by the disposition of the Woodburn System. Excluding the impact of the South Carolina Acquisitions and the Woodburn System disposition, general and administrative expenses would have had no significant change for the three months ended June 30, 1998 compared to the same period in 1997.

Management fees increased approximately $204,000 or 42.2%, from $483,000 to $687,000 for the three months ended June 30, 1998. This increase was directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $1.6 million or 48.5%, from $3.3 million to $4.9 million for the three months ended June 30, 1998. Such increase was directly attributable to the South Carolina Acquisitions and the Company's capital expenditures offset by the disposition of the Woodburn System.

Interest expense increased by $1.8 million or 69.2%, from $2.6 million to $4.4 million for the three months ended June 30, 1998. This increase was primarily attributable to borrowings incurred in connection with the South Carolina Acquisitions which increased average outstanding indebtedness $66.6 million or 63.4%, from $105.0 million to $171.6 million for the three months ended June 30, 1997 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company's debt service obligations for the year ended December 31, 1998 are expected to be $17.8 million. The Company anticipates that cash flow from operations will be sufficient to service its debt and to fund capital expenditures through December 31, 1998. The Company's debt service obligations for the year ended December 31, 1999 are anticipated to be $18.5 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $5.2 million for the six months ended June 30, 1998. Adjustments to the $690,000 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $10.5 million of depreciation and amortization, gain on sale of assets of $6.0 million due to the sale of the Woodburn System and increases in current liabilities.

Net cash used in investing activities was $64.8 million for the six months ended June 30, 1998. Net cash used consisted primarily of $69.9 million used for the South Carolina Acquisitions and the Hamilton System Acquisition, $1.7 million in capital expenditures and $6.9 million in proceeds from the sale of the Woodburn System.

Net cash provided by financing activities was approximately $60.2 million for the six months ended June 30, 1998. The Company had $68.0 million in additions to long term debt related to the South Carolina Acquisitions and made $7.8 million of principal payments on notes payable.

Net income (loss) before charges for interest, taxes, depreciation and amortization ("EBITDA") increased approximately $1.5 million or 33.3%, from $4.5 million to $6.0 million for the three months ended June 30, 1998. EBITDA as a percentage of revenues ("EBITDA Margin") decreased from 45.5% to 43.2% for the three months ended June 30, 1998. These changes were attributable primarily to the aforementioned increases in operating expenses. The EBITDA Margin for the South Carolina Acquisitions was 41.0% for the three months ended June 30, 1998. Excluding the effects of the South Carolina Acquisitions, the aforementioned programmer incentive fees and Woodburn System disposition, EBITDA would have increased approximately $100,000 or 2.4%, from $4.2 million to $4.3 million and EBITDA Margin would have decreased from 44.7% to 43.9% for the three months ended June 30, 1998. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Net cash provided by operating activities was $4.2 million for the six months ended June 30, 1997. Adjustments to the $2.7 million net loss for such period to reconcile to net cash provided by operating activities consisted primarily of $6.5 million of depreciation and amortization.

Net cash used in investing activities was $8.5 million for the six months ended June 30, 1997. Net cash used in investing activities consisted primarily of the $6.2 million for the acquisition of cable television systems in Oconee County, South Carolina and the communities of Marlin, Madisonville, Buffalo and Waterwood, all located in the state of Texas. Net cash used in investing activities also consisted of $2.3 million of capital expenditures.

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 1997. Net cash provided by financing activities consisted primarily of $5.0 million in additions to notes payable, offset by $2.8 million of principal payments on notes payable.

The Company has a revolving credit and term loan agreement with a group of lending banks (the "Senior Credit Facility"), providing a $75.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"). The Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Annualized Operating Cash Flow (as defined) to interest expense) of at least 1.25 to 1.00 initially, increasing over time to 2.25 to 1.00; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.0; (C) a pro forma debt service ratio (the ratio of the Company's current Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.15 to 1 through March 31, 1999 and 1.20 to 1 thereafter; and
(D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than 7.0 to 1.0 initially, decreasing over time to 4.00 to 1.00. The Company was in compliance with these ratios as of June 30, 1998.

As of the date of this filing, the balance under the Term Loan is $68.1 million and no amounts were outstanding under the Revolver. Certain fixed rate agreements expired during the second quarter of 1998. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $64.5 million fixed at 8.53% under the terms of a self-amortizing interest rate swap agreement with the Company's lender expiring December 31, 2000; $3.4 million at a LIBOR based rate of 8.44% expiring August 31, 1998. The balance of $176,000 bears interest at the prime rate plus 1.50% (currently 10.00%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates. Effective August 1, 1998 the Company's lenders agreed to reduce the margin on the Senior Credit Facility by .25%.


CAPITAL EXPENDITURES

For the three months ended June 30, 1998, the Company incurred capital expenditures of approximately $1.2 million. Capital expenditures included: (i) expansion and improvements of cable properties; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; and (iv) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $3.3 million in capital expenditures for the remainder 1998 and approximately $6.5 million in 1999. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches, extensions of distribution facilities to add new subscribers and general maintenance. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.

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


ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS

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


On June 30, 1998 the Company acquired the operating assets and franchise rights of a cable system serving Hamilton, Texas (the "Hamilton System"). The purchase price of the system was $800,000, with $600,000 due at closing and the balance due December 31, 1998. The Hamilton System serves approximately 1,100 basic subscribers from a single headend and is located in close proximity to the Company's Stephenville, Texas system.


On May 15, 1998 the Company sold all of its cable operations in the state of Oregon (the "Woodburn System") to North Willamette Telecom, Inc. The net proceeds from the sale of the system were approximately $6.9 million. The Woodburn System served approximately 4,300 basic subscribers and generated revenues of approximately $235,000 for the three months ended June 30, 1998. Approximately $6.4 million of the proceeds from the sale was utilized to reduce amounts outstanding under the Senior Credit Facility.

Pro forma operating results of the Company for the three and six months ended June 30, 1997, assuming the acquisition of the South Carolina Systems and the disposition of the Woodburn System above had been made at the beginning of 1997, are disclosed in Note (4) of the financial statements.


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

       None

ITEM 3 Defaults upon senior securities

       None

ITEM 4 Submission of matters to a vote of security holders

       None

ITEM 5 Other information

       None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit index

       27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

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

                 Northland Cable Television, Inc. and Subsidiary


          SIGNATURES                                  CAPACITIES                       DATE
          ----------                                  ----------                       ----
/s/  Richard I. Clark                   Director, Vice President, Treasurer and     August 14, 1998
------------------------------          Assistant Secretary
     Richard I. Clark


/s/  Gary S. Jones                      Vice President                              August 14, 1998
------------------------------
     Gary S. Jones