Form 10-Q
period 1998-09-30
NORTHLAND CABLE TELEVISION INC
filed 1998-11-13
CIK 1051920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended SEPTEMBER 30, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to________.

                        Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           STATE OF WASHINGTON                             91-1311836
       -----------------------------                 ---------------------
       (State or other jurisdiction                  (I.R.S. Employer
         of incorporation )                            Identification No.)

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        STATE OF WASHINGTON                                   91-1638891
   ----------------------------                         --------------------
   (State or other jurisdiction                         (I.R.S. Employer
      of incorporation)                                  Identification No.)


  1201 THIRD AVENUE, SUITE 3600
    SEATTLE, WASHINGTON                                        98101
  ----------------------------------------                   ----------
  (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code:    (206) 621-1351


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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     September 30,     December 31,
                                                                         1998              1997
                                                                    --------------    -------------
                                                                      (Unaudited)
                                     ASSETS
Current Assets:
  Cash                                                              $   4,227,889     $   1,238,581
  Due from limited partnerships                                                 -            20,545
  Accounts receivable                                                   1,818,088         1,355,005
  Prepaid expenses                                                        597,596           291,566
                                                                    -------------     -------------
                 Total current assets                                   6,643,573         2,905,697
                                                                    -------------     -------------

Investment in Cable Television Properties:
Property and equipment, net of accumulated
  depreciation of $32,031,363 and $28,887,486,
  respectively                                                         55,057,732        39,382,223
Franchise agreements, net of accumulated
  amortization of $30,730,812 and $29,467,711,
  respectively                                                         77,768,413        35,773,674
Goodwill, net of accumulated
  amortization of $2,003,994 and $1,874,161,
  respectively                                                          4,920,439         5,050,272
Other intangible assets, net of accumulated
  amortization of $3,394,228 and $2,142,891,
  respectively                                                          9,066,187         8,620,112
Fund deposited in escrow for purchase of cable
  television system                                                             -           690,000
                                                                    -------------     -------------
                 Total investment in cable television properties      146,812,771        89,516,281
                                                                    -------------     -------------
                 Total assets                                       $ 153,456,344     $  92,421,978
                                                                    =============     =============

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                                  $      87,244     $     662,141
  Accrued expenses                                                      8,908,491         4,591,610
  Converter deposits                                                      104,241           103,393
  Subscriber prepayments                                                1,699,308         1,106,327
  Due to affiliates                                                       819,843           217,426
  Due to limited partnerships                                             288,736                 -
  Current portion of notes payable                                      2,251,260         1,140,292
                                                                    -------------     -------------
                  Total current liabilities                            14,159,123         7,821,189

Notes payable                                                         165,888,500       106,822,221
                                                                    -------------     -------------
                  Total  liabilities                                  180,047,623       114,643,410
                                                                    -------------     -------------


Shareholder's Deficit:
  Common stock (par value $1.00 per share, authorized
     50,000 shares; 10,000 shares issued and outstanding)
     and additional paid-in capital                                    11,560,527        11,560,527
   Accumulated deficit                                                (38,151,806)      (33,781,959)
                                                                    -------------     -------------
                  Total shareholder's deficit                         (26,591,279)      (22,221,432)
                                                                    -------------     -------------
Total liabilities and shareholder's deficit                         $ 153,456,344     $  92,421,978
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





                                                              For the three months ended
                                                                    September 30,
                                                           -------------------------------
                                                               1998               1997
                                                           ------------       ------------
                                                           (Unaudited)         (Unaudited)
Revenues:
  Service revenues                                         $ 13,706,162       $  9,841,956
  Programming and production revenues from affiliates           156,735            193,548
                                                           ------------       ------------
            Total Revenues                                   13,862,897         10,035,504
                                                           ------------       ------------
Expenses:
  Cable system operations (including
     $40,798 and $28,779, net paid to affiliates
     in 1998 and 1997, respectively)                          4,598,809          3,305,214
  General and administrative (including
     $1,404,440 and $599,811, net paid  to affiliates
     in 1998 and 1997, respectively)                          2,588,253          1,823,482
  Management fees paid to parent                                683,505            490,975
  Depreciation and amortization                               4,980,701          3,284,742
                                                           ------------       ------------
            Total operating expenses                         12,851,268          8,904,413
                                                           ------------       ------------
Income from operations                                        1,011,629          1,131,091
                                                           ------------       ------------
Other income (expense):
   Interest expense                                          (4,430,903)        (2,463,116)
   Interest income                                               29,591             10,852
   Other expense                                                   (189)               477
   Gain on sale of assets                                      (287,764)            72,177
                                                           ------------       ------------
                                                             (4,689,265)        (2,379,610)
                                                           ------------       ------------
Net loss                                                   $ (3,677,636)      $ (1,248,519)
                                                           ============       ============


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS




                                                                For the nine months ended
                                                                      September 30,
                                                             -------------------------------
                                                                 1998               1997
                                                             ------------       ------------
                                                             (Unaudited)         (Unaudited)
Revenues:
  Service revenues                                           $ 41,392,574       $ 28,700,196
  Programming and production revenues from affiliates             504,825            559,026
                                                             ------------       ------------
            Total Revenues                                     41,897,399         29,259,222
                                                             ------------       ------------
Expenses:
  Cable system operations (including
     $88,662 and $155,647, net paid to affiliates
     in 1998 and 1997, respectively)                           14,033,724          9,496,527
  General and administrative (including
     $4,184,857 and $1,701,082, net paid to affiliates
     in 1998 and 1997, respectively)                            7,565,267          5,331,900
  Management fees paid to parent                                2,065,929          1,432,783
  Depreciation and amortization                                15,048,472          9,652,832
                                                             ------------       ------------
            Total operating expenses                           38,713,392         25,914,042
                                                             ------------       ------------

Income from operations                                          3,184,007          3,345,180
                                                             ------------       ------------

Other income (expense):
   Interest expense                                           (13,331,131)        (7,377,783)
   Interest income                                                 82,572             17,038
   Other expense                                                  (17,937)           (17,750)
   Gain on sale of assets                                       5,712,642             72,177
                                                             ------------       ------------
                                                               (7,553,854)        (7,306,318)
                                                             ------------       ------------
Net loss                                                     $ (4,369,847)      $ (3,961,138)
                                                             ============       ============

            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                                For the nine months ended
                                                                      September 30,
                                                             -------------------------------
                                                                 1998               1997
                                                             ------------       ------------
                                                             (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (4,369,847)      $ (3,961,138)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                             15,729,292          9,907,077
   Gain on sale of assets                                    (5,712,642)           (72,177)
   (Increase) decrease in operating assets:
     Accounts receivable                                       (463,083)           128,026
     Prepaid expenses                                          (306,030)          (225,824)
     Due from limited partnerships                              309,281             15,195
   Increase (decrease) in operating liabilities
     Accounts payable                                          (574,897)          (246,561)
     Other current liabilities                                4,316,881          1,189,423
     Converter deposits                                             849              3,849
     Subscriber prepayments                                     592,981            160,968
                                                           ------------       ------------
Net cash from operating activities                            9,522,785          6,898,838
                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems                                (69,951,327)        (6,203,141)
Investment in cable television properties                    (3,936,712)        (3,230,270)
Funds deposited in escrow for purchase of
  cable television system                                             -           (690,000)
Franchise fees and other intangibles                            (83,459)                 -
Proceeds from sale of cable television system                 7,107,871                  -
Insurance proceeds                                                    -             72,177
                                                           ------------       ------------
Net cash used in investing activities                       (66,863,627)       (10,051,234)
                                                           ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                  68,027,779          5,000,000
Principal payments on borrowings                             (8,050,532)        (4,186,317)
Loan fees and other costs incurred                             (249,514)                 -
Advances from affiliates                                        602,417          1,008,599
                                                           ------------       ------------
Net cash from financing activities                           60,330,150          1,822,282
                                                           ------------       ------------

INCREASE (DECREASE) IN CASH                                   2,989,308         (1,330,114)

CASH, beginning of period                                     1,238,581          2,486,237

                                                           ------------       ------------
CASH, end of period                                        $  4,227,889       $  1,156,123
                                                           ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $ 10,742,293       $  6,986,059
                                                           ============       ============

   Cash paid during the period for state income taxes      $     17,936       $     10,601
                                                           ============       ============

            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT - (Unaudited)


                                       Common Stock and
                                   Additional Paid-in Capital
                                 ------------------------------      Accumulated
                                     Shares            Amount           Deficit             Total
                                 ------------      ------------      ------------       ------------
BALANCE, December 31, 1997             10,000      $ 11,560,527      $(33,781,959)      $(22,221,432)

Net loss                                    -                 -        (4,369,847)        (4,369,847)

                                 ------------      ------------      ------------       ------------
BALANCE, September 30, 1998            10,000      $ 11,560,527      $(38,151,806)      $(26,591,279)
                                 ============      ============      ============       ============

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)
(1) BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1998, its statements of operations for the nine and three months ended September 30, 1998 and 1997 and its statement of cash flows for the nine months ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) NORTHLAND CABLE NEWS:

Northland Cable News, Inc. ("NCN"), a wholly owned subsidiary of the Company, was formed to develop and distribute local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of September 30, 1998, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                      THREE MONTH PERIOD ENDED SEPT 30,   NINE MONTH PERIOD ENDED SEPT 30,
                                    -----------------------------------   --------------------------------
                                          1998               1997             1998             1997
                                      ------------       ------------     ------------      ------------
                                       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

INCOME STATEMENT INFORMATION:
Revenues from affiliates               $   335,365       $   383,099       $ 1,082,559       $ 1,130,958
Less:intercompany revenue                 (178,630)         (189,551)         (577,734)         (571,932)
                                       -----------       -----------       -----------       -----------
            Total revenues                 156,735           193,548           504,825           559,026

Operating expenses                         260,823           293,719           828,826           870,651
Other, net                                    (309)           (1,005)            8,703             7,244
                                       -----------       -----------       -----------       -----------
Net loss                               $  (103,779)      $   (99,166)      $  (332,704)      $  (318,869)
                                       ===========       ===========       ===========       ===========


                                               SEPTEMBER 30,      DECEMBER 31,
                                                   1998               1997
                                               -------------      ------------
                                                (Unaudited)
      BALANCE SHEET INFORMATION:
          Current assets                        $ 1,695,356       $ 1,483,466
          Less: intercompany elimination         (1,414,517)       (1,362,693)
                                                -----------       -----------
                      Total current assets          280,839           120,773

          Non-current assets                          7,346               212
                                                -----------       -----------
                      Total Assets              $   288,185       $   120,985
                                                ===========       ===========
          Current liabilities                   $    50,489       $    50,619
          Other liabilities                              --                --
                                                -----------       -----------
                      Total liabilities         $    50,489       $    50,619
                                                ===========       ===========


(3) ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS:

On January 2, 1998 the Company acquired substantially all of the operating assets and franchise rights of six cable television systems serving portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina. The purchase price of the systems was approximately $70 million, which was financed through borrowings on the Company's revolving credit and term loan agreement (the "Senior Credit Facility"). The systems passed approximately 59,200 homes and served approximately 35,700 basic subscribers.

On May 15, 1998 the Company sold all of its cable operations in the state of Oregon (the "Woodburn System") to North Willamette Telecom, Inc. The net proceeds from the sale of the system were approximately $6.9 million. The Woodburn System served approximately 4,300 basic subscribers. Approximately $6.4 million of the proceeds from the sale were utilized to reduce amounts outstanding under the Senior Credit Facility.

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

On August 7, 1998 the Company sold its operating assets of the cable television system serving unincorporated areas of San Jacinto County, Texas known as Waterwood (the "Waterwood System"), a headend within the Crockett, Texas System, to WNW Communications, Inc. The net proceeds from the sale of the system were approximately $225,000 at closing. The Waterwood System served approximately 400 basic subscribers.

Pro forma operating results of the Company for the three and nine months ending September 30, 1997, assuming the acquisitions the South Carolina Systems and the disposition the Woodburn System described above had been made as of the beginning of the period, are as follows:

                                THREE MONTH PERIOD ENDED SEPT 30,       NINE MONTH PERIOD ENDED SEPT 30,
                                ---------------------------------       -------------------------------
                                            1997                                   1997
                                            ----                                  -----
Service revenues                         $13,500,000                            $39,700,000
                                         ===========                            ===========
Net loss                                 $(2,900,000)                           $(6,400,000)
                                         ===========                            ===========




(4) SUBSEQUENT TRANSACTION:

The Company has entered into an agreement to purchase the operating assets and franchise rights to cable systems in the communities of Mt. Shasta, McCloud, Weed, and Dunsmuir, California, located in Shasta and Siskiyou Counties (the "Mt. Shasta System"). The Mt. Shasta System serves approximately 5,100 subscribers from a primary headend and is located in close proximity to the Company's Yreka, California system. The communities of Mt. Shasta, Weed, and Dunsmuir are connected by fiber optic backbone and McCloud is connected via AML microwave. The purchase price is approximately $7.6 million and will be financed through borrowings under the Senior Credit Facility. Closing is expected to occur in the fourth quarter of 1998.


(5) DISCLOSURE OF IMPACT OF RECENT ACCOUNTING STANDARDS ISSUED AND NOT YET
    ADOPTED:

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

The Company currently capitalizes pre-opening costs and amortizes such costs over a sixty month period. The unamortized balance of capitalized pre-opening costs as of September 30, 1998 is not material. The Company intends to adopt SOP 98-5 at the beginning of fiscal year 1999. The Company does not believe the adoption of SOP 98-5 will have a material adverse effect on the Company's financial position and results of operations.

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

STATEMENT OF FINANCIAL ACCOUTING STANDARDS NO. 130

The Company has adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS 130), which was effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in the equity of a business enterprise during a period from transactions and the events and circumstances from non-owner sources.

For the periods presented in the accompanying statement of operations, comprehensive income equals the amounts reported on the accompanying statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SEPTEMBER 30, 1998 AND 1997

As of September 30, 1998, the Company's cable systems served 124,000 basic subscribers, 42,000 premium subscribers, 38,500 tier subscribers and passed approximately 188,400 homes.

Revenues increased approximately $3.8 million or 38.0%, from $10.0 million to $13.8 million for the three months ended September 30, 1998. Of these revenues, approximately $9.9 million (71.7%) was derived from basic service charges, $1.1 million (8.0%) from premium services, $1.0 million (7.2%) from tier services, $400,000 (2.9%) from installation charges, $300,000 (2.2%) from service maintenance contracts, $500,000 (3.6%) from advertising, and $600,000 (4.4%) from other sources. The January 1998 acquisition of cable television systems serving approximately 35,700 basic subscribers in portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina (the "South Carolina Acquisitions") increased revenues approximately $3.9 million or 39.0%. The May 1998 disposition of cable television systems serving approximately 4,300 basic subscribers in and around Woodburn, Oregon (the "Woodburn System") decreased revenues approximately $400,000 or 4.0%. Excluding the impact of the South Carolina Acquisitions and assuming the Woodburn System was disposed of at the beginning of each of the respective periods, revenues would have increased approximately $400,000 or 4.0%, from $9.6 million to $10.0 million. Average monthly revenue per basic subscriber would have increased $1.11 or 3.1%, from $36.33 to $37.44 for the three months ended September 30, 1998. Average basic revenue per basic subscriber would have increased $.56 or 2.3% from $24.82 to $25.38 for the three months ended September 30, 1998.

Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $1.3 million or 39.4%, from $3.3 million to $4.6 million for the three months ended September 30, 1998. A substantial portion of this increase was due to the South Carolina Acquisitions, offset by the disposition of the Woodburn System. Excluding the impact of the South Carolina Acquisitions and the Woodburn System disposition, operating expenses would have increased approximately $200,000 or 6.5%, from $3.1 million to $3.3 million for the three months ended September 30, 1998. This increase is attributable to: (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees increased approximately $800,000 or 44.4%, from $1.8 million to $2.6 million for the three months ended September 30, 1998. The increase in general and administrative expenses was attributable primarily to the South Carolina Acquisitions, offset by the disposition of the

Woodburn System. Excluding the impact of the South Carolina Acquisitions and the Woodburn System disposition, general and administrative expenses would have had no significant change for the three months ended September 30, 1998 compared to the same period in 1997.

Management fees increased approximately $193,000 or 39.3%, from $491,000 to $684,000 for the three months ended September 30, 1998. This increase was directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $1.7 million or 51.5%, from $3.3 million to $5.0 million for the three months ended September 30, 1998. Such increase was directly attributable to the South Carolina Acquisitions and the Company's capital expenditures offset by the disposition of the Woodburn System.

Interest expense increased by $1.9 million or 76.0%, from $2.5 million to $4.4 million for the three months ended September 30, 1998. This increase was primarily attributable to borrowings incurred in connection with the South Carolina Acquisitions which increased average outstanding indebtedness $64.7 million or 62.5%, from $103.6 million to $168.3 million for the three months ended September 30, 1997 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company's debt service obligations for the year ended December 31, 1998 are expected to be $17.9 million. The Company anticipates that cash flow from operations will be sufficient to service its debt and to fund capital expenditures through December 31, 1998. The Company's debt service obligations for the year ended December 31, 1999 are anticipated to be $19.0 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $9.5 million for the nine months ended September 30, 1998. Adjustments to the $4.4 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $15.7 million of depreciation and amortization, gain on sale of assets of $5.7 million primarily due to the sale of the Woodburn System and increases in current liabilities of $4.3 million.

Net cash used in investing activities was $66.9 million for the nine months ended September 30, 1998. Net cash used consisted primarily of $69.9 million used for the South Carolina Acquisitions and the Hamilton System Acquisition, $3.9 million in capital expenditures and $7.1 million in proceeds primarily from the sale of the Woodburn System.

Net cash provided by financing activities was approximately $60.3 million for the nine months ended September 30, 1998. The Company had $68.0 million in additions to long term debt related to the South Carolina Acquisitions and made $8.1 million of principal payments on notes payable.

Net income (loss) before charges for interest, taxes, depreciation and amortization ("EBITDA") increased approximately $1.6 million or 36.4%, from $4.4 million to $6.0 million for the three months ended September 30, 1998. EBITDA as a percentage of revenues ("EBITDA Margin") decreased from 44.0% to 43.2% for the three months ended September 30, 1998. These changes were attributable primarily to the aforementioned increases in operating expenses. The EBITDA Margin for the South Carolina Acquisitions was 40.6% for the three months ended September 30, 1998. Excluding the effects of the South Carolina Acquisitions, the Woodburn System disposition, EBITDA would have increased approximately $100,000 or 2.3%, from $4.3 million to $4.4 million and EBITDA Margin would have decreased from 44.4% to 44.3% for the three months ended September 30, 1998. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Net cash provided by operating activities was $6.9 million for the nine months ended September 30, 1997. Adjustments to the $4.0 million net loss for such period to reconcile to net cash provided by operating activities consisted primarily of $9.9 million of depreciation and amortization and $1.2 million increase in current liabilities.

Net cash used in investing activities was $10.1 million for the nine months ended September 30, 1997. Net cash used in investing activities consisted primarily of the $6.2 million for the acquisition of cable television systems in Oconee County, South Carolina and the communities of Marlin, Madisonville, Buffalo and Waterwood, all located in the state of Texas. Net cash used in investing activities also consisted of $3.2 million of capital expenditures.

Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 1997. Net cash provided by financing activities consisted of $5.0 million in additions to notes payable, offset by $4.2 million of principal payments on notes payable and a $1 million of increases in advances from affiliates.

The Company has a revolving credit and term loan agreement with a group of lending banks (the "Senior Credit Facility"), providing a $75.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"). The Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Quarterly Operating Cash Flow (as defined) to interest expense) of at least 1.25 to 1.00 initially, increasing over time to 2.25 to 1.00; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.0; (C) a pro forma debt service ratio (the ratio of the Company's Annualized Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.15 to 1 through March 31, 1999 and 1.20 to 1 thereafter; and (D) a leverage ratio (the ratio of total

Debt (as defined) to Annualized Operating Cash Flow) of not more than 7.0 to 1.0 initially, decreasing over time to 4.00 to 1.00. The Company was in compliance with these ratios as of September 30, 1998.

As of the date of this filing, the balance under the Term Loan is $67.8 million and no amounts were outstanding under the Revolver. Certain fixed rate agreements expired during the second quarter of 1998. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $64.2 million fixed at 8.53% under the terms of a self-amortizing interest rate swap agreement with the Company's lender expiring December 31, 2000; $3.5 million at a LIBOR based rate of 8.00% expiring November 30, 1998. The balance of $76,000 bears interest at the prime rate plus 1.50% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates. Effective August 1, 1998 the Company's lenders agreed to reduce the margin on the Senior Credit Facility by .25%.


CAPITAL EXPENDITURES

For the three months ended September 30, 1998, the Company incurred capital expenditures of approximately $2.3 million. Capital expenditures included: (i) expansion and improvements of cable properties; (ii) additions to plant and equipment; and (iii) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $2.2 million in capital expenditures for the remainder of 1998 and approximately $6.5 million in 1999. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches, extensions of distribution facilities to add new subscribers and general maintenance. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.


YEAR 2000 ISSUES

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Company's business, including subscriber billing and collections and financial reporting. Management has evaluated the Programs and Systems utilized in the conduct of the Company's business for the purpose of identifying year 2000 compliance problems. Failure to remedy these issues could impact the ability of the Company to timely bill its subscribers for service provided and properly report its financial condition and results of operations which could have a material impact on its liquidity and capital resources.

The Programs and Systems utilized in subscriber billing and collections has been modified to address year 2000 compliance issues. These modifications are currently in the process of being installed in the Company's various billing sites. The Company expects this implementation to be completed by the end of 1998. Management has completed the process of replacing Programs and Systems related to financial reporting which resolve year 2000 compliance issues. The aggregate cost to the Company to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

The Provision of cable television services is significantly dependent on the Company's ability to adequately receive programming signals via satellite distribution or off air reception from various programmers and broadcasters.

The Company has inquired of certain significant programming vendors with respect to their year 2000 issues and how they might impact the operations of the Company. As of the date of this filing no significant programming vendor has communicated a year 2000 issue that would affect materially the operations of the Company. However, if significant programming vendors identify year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk.

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


On May 15, 1998 the Company sold all of its cable operations in the state of Oregon (the "Woodburn System") to North Willamette Telecom, Inc. The net proceeds from the sale of the system were approximately $6.9 million. The Woodburn System served approximately 4,300 basic subscribers. Approximately $6.4 million of the proceeds from the sale were utilized to reduce amounts outstanding under the Senior Credit Facility.

On August 7, 1998 the Company sold its operating assets of the cable television system serving unincorporated areas of San Jacinto County, Texas known as Waterwood (the "Waterwood System"), a headend within the Crockett, Texas System, to WNW Communications, Inc. The net proceeds from the sale of the system were approximately $225,000 at closing. The Waterwood System served approximately 400 basic subscribers.

Pro forma operating results of the Company for the three and nine months ended September 30, 1997, assuming the acquisition of the South Carolina Systems and the disposition of the Woodburn System above had been made at the beginning of 1997, are disclosed in Note (3) to the financial statements.


The Company has entered into an agreement to purchase the operating assets and franchise rights to cable systems in the communities of Mt. Shasta, McCloud, Weed, and Dunsmuir, California, located in Shasta and Siskiyou Counties (the "Mt. Shasta System"). The Mt. Shasta System serves approximately 5,100 subscribers from a primary headend and is located in close proximity to the Company's Yreka, California system. The communities of Mt. Shasta, Weed, and Dunsmuir are connected by fiber optic backbone and McCloud is connected via AML microwave. The purchase price is approximately $7.6 million and will be financed through borrowings under the Senior Credit Facility. Closing is expected to occur in the fourth quarter of 1998.

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


ITEM 1. Legal proceedings


The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Company, its financial condition, prospects and debt service ability.


ITEM 2. Changes in securities
     None

ITEM 3. Defaults upon senior securities

     None

ITEM 4. Submission of matters to a vote of security holders

     None

ITEM 5. Other information

     None

ITEM 6. Exhibits and Reports on Form 8-K


        (a) Exhibit index

        27.0 Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Northland Cable Television, Inc. and Subsidiary


           SIGNATURES                          CAPACITIES                                      DATE


/s/   Richard I. Clark                  Director, Vice President, Treasurer and              11/13/98
----------------------------------       Assistant Secretary
      Richard I. Clark


/s/   Gary S. Jones                     Vice President                                       11/13/98
----------------------------------
      Gary S. Jones