Form 10-K
period 1998-12-31
NORTHLAND CABLE TELEVISION INC
filed 1999-03-31
CIK 1051920

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

                   For the fiscal year ended DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from _______to________

                        Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            STATE OF WASHINGTON                          91-1311836
       -------------------------------      ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            STATE OF WASHINGTON                          91-1638891
       -------------------------------      ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

            3600 WASHINGTON MUTUAL TOWER
        1201 THIRD AVENUE, SEATTLE, WASHINGTON                   98101
       ----------------------------------------                ----------
       (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code:      (206) 621-1351
                                                      --------------------------

   Securities registered pursuant to including Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
   -------------------               -----------------------------------------
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

                                 Yes [X] No [ ]
                       DOCUMENTS INCORPORATED BY REFERENCE
                      (Partially Incorporated into Part IV)

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

                                     PART I

ITEM 1.   BUSINESS

   Northland Cable Television, Inc. (the "Company"), a Washington Corporation, was formed in October 1985 and owns and operates 41 cable television systems serving small cities, towns, and rural communities in California, Georgia, South Carolina, Texas and Washington (collectively the "Systems"). The Company is a wholly owned subsidiary of Northland Telecommunications Corporation ("NTC") which, together with the Company and its other affiliates, has focused on providing cable television and related services in non-urban markets since 1981. Other subsidiaries of NTC include:

        NORTHLAND COMMUNICATIONS CORPORATION ("NCC") - formed in March 1981 and principally involved in the ownership and management of cable television systems. NCC is the sole shareholder of Northland Cable Properties, Inc.

               NORTHLAND CABLE PROPERTIES, INC. ("NCPI") - formed in February 1995 and principally involved in the direct ownership of local cable television systems. At December 31, 1998, NCPI is the sole member of Northland Cable Ventures LLC.

                      NORTHLAND CABLE VENTURES LLC ("NCV") - formed in June 1998 and principally involved in the direct ownership of local cable television systems.

        NORTHLAND CABLE SERVICES CORPORATION - formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems. Sole shareholder of Cable Ad-Concepts.

               CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

        NORTHLAND MEDIA, INC. - formed in April 1995 as a holding company. Sole shareholder of the two following entities:

               STATESBORO MEDIA, INC. - formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas.

               CORSICANA MEDIA, INC. - purchased in September 1998 and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

   Since closing its initial acquisition in 1986, The Company has continued to target, negotiate and complete acquisitions of cable systems and integrate the operation of such systems. In many communities, the Company offers its exclusive local news and information programming, produced by the Company's wholly owned subsidiary, Northland Cable News, Inc. The Company has increased its basic and premium subscribers through strategic acquisitions, selective system upgrades and extensions of its cable systems. Additionally, the Company believes its subscriber growth and revenue per subscriber have been enhanced by consistent economic growth and favorable demographics in its markets. As of December 31, 1998, the total number of basic subscribers served by the Systems was 128,947, and the Company's penetration rate (basic subscribers as a percentage of homes passed) was approximately 65%.

   The Company has 91 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2020, have been granted by local and county authorities in the areas in which the Systems operate.

Annual franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

   THE SYSTEMS

   The Company's systems are divided into four geographical regions. Unless otherwise indicated, all operating statistical data set forth in the following table and the region-by-region description of the Systems which follows is as of December 31, 1998.


                                                                                                               AVERAGE
                                                                                                               MONTHLY
                                                                     PERCENT OF                                REVENUE
                                            BASIC                       BASIC       PREMIUM                      PER         EBITDA
                             HOMES       SUBSCRIBERS     BASIC       SUBSCRIBERS    SERVICE       PREMIUM       BASIC        MARGIN
     REGION                PASSED(1)        (2)       PENETRATION       (3)         UNITS(4)    PENETRATION   SUBSCRIBER       (5)
     ------                ---------     -----------  -----------    -----------    --------    -----------   ----------     ------
So. Carolina/Georgia ..      95,825        60,477         63.1%         46.9%        22,085         36.5%       $38.08         43.3%
Washington ............      34,925        25,072         71.8%         19.4%         6,517         26.0%       $36.03         42.8%
Texas .................      47,948        30,176         62.9%         23.4%         9,064         30.0%       $34.02         44.9%
California ............      19,090        13,222         69.3%         10.3%         4,749         35.9%       $33.65         45.7%
                            -------       -------       ------        ------        -------       ------        ------       ------
Total Systems(6) ......     197,788       128,947         65.2%        100.0%        42,415         32.9%       $36.37         43.7%

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

(6) EBITDA Margin for "Total Systems" includes Northland Cable News, Inc.'s net operating results.

    The South Carolina/Georgia Region. The South Carolina/Georgia Region consists of ten headends serving 60,477 subscribers. Four headends, located in Aiken, Greenwood and Clemson, South Carolina and Statesboro, Georgia, serve 54,096 subscribers or 89.5% of the total subscribers in the region. The region is currently operated from four primary local offices located in Aiken, Greenwood, Clemson and Statesboro.

  Clemson, South Carolina. The Clemson area systems serve 15,443 subscribers from three headends, one of which is expected to be eliminated through interconnection. The Clemson system, which is home to Clemson University, is the largest system, serving 12,608 subscribers, and is in the final stages of a 400 MHz rebuild project, approximately 80% of the subscribers are served by plant with 400 MHz channel capacity. The Company is culminating an intensive five-year capital plan for the Clemson area systems which includes the installation of a fiber optic backbone designed to ultimately support a 750 MHz capacity. Additionally, the Clemson area systems offer Northland Cable News, have a strong advertising sales effort and their principal office and headend sites are owned by the Company.

  Aiken, South Carolina. The Aiken area systems serve 17,521 subscribers from three headends. The Aiken headend serves 89.1% of the subscribers, has a 550 MHz channel capacity and is addressable. The Aiken area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, textiles, industrial robotics, gardening seeds and prefabricated homes. The largest employer in the Aiken area is the Westinghouse Savannah River Company. The office and two of the headend sites are owned by the Company.

  Greenwood, South Carolina. The Greenwood area systems serve 17,930 subscribers from three headends. The Greenwood headend serves 90.7% of the subscribers and has a minimum of 400 MHz channel capacity. The Company expects to upgrade the Greenwood system to 550 MHz capacity in the near future. Although this system currently employs fiber optic technology, the Company plans to design and construct an expanded fiber optic backbone designed to support 750 MHz capacity in the near future. The Greenwood area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, textiles, industrial robotics, gardening seeds and prefabricated homes. The Company owns all three of its headend sites.

  Statesboro, Georgia. The Statesboro system serves 9,194 subscribers from a single headend with approximately 90% of the subscribers served by 450 MHz channel capacity. The Statesboro system offers Northland Cable News, has a strong advertising sales effort and its office and headend site are owned by the Company. Statesboro, which is home to Georgia Southern University, has experienced steady population growth, with a compound annual growth rate for the period 1990 through 1995 of 2.4%, more than double the national average of 1.1%, in each case according to the U.S. Bureau of the Census.

     The Washington Region. The Washington Region serves 25,072 subscribers from five headends and is operated from three offices located in Port Angeles, Bainbridge Island, and Moses Lake, Washington. The three largest headends serve 20,536 subscribers or 81.9% of the Company's total subscribers in the region.

   Port Angeles, Washington. The Port Angeles system serves 8,255 subscribers from one headend. The system utilizes a fiber optic backbone designed to support a 750 MHz capacity with all of the subscribers served by 330 MHz capacity plant. A 450 MHz upgrade is planned to begin in early 2000. The system provides Northland Cable News, which acts as a major news source for the area. Port Angeles is located near the Olympic National Park and is the county seat for Clallam County. The system's office and headend sites are owned by the Company.

   Bainbridge Island, Washington. The Bainbridge Island system serves 5,352 subscribers from one headend. Although physically close to Seattle, hilly terrain makes for poor off-air reception in many areas of the island. Current channel capacity is 330 MHz. The construction of a fiber optic backbone designed to support a 750 MHz capacity is 50.0% accomplished, with completion expected by year-end 2000. A 550 MHz design upgrade is now 35.0% accomplished, with completion expected by year-end 2000. The system's combination office and headend site is owned. Northland Cable News is offered to subscribers, which has helped develop a successful advertising sales business. The system also launched high speed internet service to its subscribers in the first quarter of 1999.

   Moses Lake, Washington. The Moses Lake area systems serve 11,465 subscribers from three headends. The Moses Lake headend serves 60.4% of the subscribers and has 400 MHz channel capacity including a recently constructed fiber optic backbone designed to support a 750 MHz capacity. With the resulting increased channel capacity, the Company has added 14 new channels, including a new product tier that it believes will enhance the financial performance of that system. The office, three headend sites and a microwave site are owned by the Company. The three headends are interconnected via microwave for the delivery of certain off-air broadcast signals imported from the Seattle and Spokane, Washington markets and TVW which is a state version of C-SPAN. Each system maintains a separate headend facility for reception and distribution of satellite signals. The Othello system recently was upgraded to 400 MHz capacity, and the Ephrata system is intended to be upgraded to 450 MHz capacity by year-end 2000. The Moses Lake area, located in central Washington State, has experienced a compound annual growth rate of its population for the period 1990 through 1995 of 3.3%, well above the national average.

   The Texas Region. The Texas Region is characterized by smaller systems, with 19 headends serving 30,176 subscribers. Three of the region's headends are scheduled to be interconnected by year-end 1999. Seven headends currently serve 69.1% of the subscribers. Additionally, the Company's management structure allows it to achieve operating efficiencies, as only five local offices are required to service the region.

   Stephenville, Texas. The Stephenville area systems serve 7,367 subscribers from a cluster of four headends. Stephenville is home to Tarleton State College, an affiliate of Texas A&M University. Approximately 94.7% of the subscribers currently are served by plant with 400 MHz capacity. The systems have experienced steady growth in their tier subscriptions. The office and three of the headend sites are owned by the Company.

   Mexia, Texas. The Mexia area systems serve 8,802 subscribers from a cluster of seven headends, with the two largest headends, Mexia and Fairfield/Teague, serving 69.5% of the subscribers. Approximately 86.9% of subscribers currently are serviced by plant with 400 MHz capacity, with the Mexia headend utilizing a fiber optic backbone. The Company recently launched a new product tier in Fairfield/Teague which the Company believes will enhance the financial performance of that system. The Mexia area has a diversified economy with Nucor Steel, Inc. as a major employer.

   Marble Falls, Texas. The Marble Falls area systems serve 8,547 subscribers from a cluster of five headends. In February 1999 the Company completed a fiber optic interconnect of the Kingsland system to the Marble Falls system, thereby eliminating an additional headend. With the completion of the Kingsland interconnect, approximately 65.2% of the subscribers in the area will be served from a single headend. The combination office and headend site in Marble Falls is owned by the Company. The Burnet system is currently at 450 MHz capacity and over the next three to five years the remaining systems in the Marble Falls area are scheduled to be upgraded to 400 MHz or 450 MHz capacity. The Marble Falls region is a popular outdoor recreation and retirement area for families from nearby Austin and San Antonio. The population growth rate in the area is 3.7%, in excess of three times the national average.

   The remaining three headends in the Texas region serve 5,460 subscribers, with all of the subscribers served by plant with 330 MHz capacity or better.

   The California Region. The California Region serves 13,222 subscribers from seven headends, which are operated from three offices located in Yreka, Oakhurst and Mount Shasta, California. Three headends serve 11,462 subscribers or 86.7% of the total subscribers in the region.

   Oakhurst, California. The Oakhurst, California area is one of the entrances to Yosemite National Park. The Oakhurst area systems serve 4,852 subscribers from a cluster of five headends. The Oakhurst headend serves 63.7% of the subscribers in the area and is currently 330 MHz capacity. An upgrade of the Oakhurst system to 450 MHz capacity is in process, and 56.0% of Oakhurst system's subscribers are served by 450 MHz capacity plant and the entire Oakhurst system upgrade will be completed by 2001. The current upgrade plan includes the construction of a fiber optic backbone, with the interconnect and subsequent elimination of one headend.

   Yreka, California. The Yreka, California system, located near Mt. Shasta National Park, serves 3,546 subscribers from a single headend. Yreka is the county seat of Siskiyou County. The Yreka system currently has 330 MHz capacity. An upgrade of the system to 450 MHz capacity is now underway. Portions of the system serving 64.2% of the subscribers already have been designed to 450 MHz capacity, with completion projected by year-end 2001. The Yreka office and headend sites are owned by the Company.

   Mount Shasta, California. The Mount Shasta, California system, serves 4,824 subscribers from a primary headend and is located in close proximity to the Company's Yreka system. The system sits at the foot of 14,162' Mt. Shasta, which attracts tourists year round with skiing, hiking and golf courses nearby. The communities of Mount Shasta and Dunsmuir are connected by fiber optic backbone and the communities of Weed and McCloud are connected via AML microwave. Portions of the system serving approximately 85% of the subscribers are currently at 330 MHz capacity. The Mount Shasta area has a strong economic base. Forestry, forest services and tourism are the major industries. Annual population growth from 1990 through 1997 averaged 2.3% in the area.

   As of December 31, 1998, the Company had approximately 208 full-time employees and 10 part-time employees. Fourteen of the Company's employees at its Moses Lake, Washington system are represented by a labor union. The Company considers its relations with its employees to be good.

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

   Company revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into three categories: basic subscribers, tier subscribers and premium subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Tier subscribers" are households that subscribe to an additional level of programming service, the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more

"pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney, The Movie Channel, Encore and Starz.

COMPETITION

   Cable Television systems currently experience competition from several sources.

BROADCAST TELEVISION

      Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

OVERBUILDS

      Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchsie areas.

      Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Company cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Company's cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Company's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

DBS

      High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and recently announced mergers should strengthen the surviving companies. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers popular local broadcast programming. At least one DBS provider, however, is now attempting to do so, and the FCC and Congress are considering proposals that would enhance the ability of DBS companies to provide popular broadcast programming, including broadcast network programming. In addition to emerging high-powered DBS competition, cable television systems face competition from several low-powered providers, whose service requires use of much larger home satellite dishes. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the availability of equipment at reasonable prices and the relative attractiveness of the programming options offered by the cable television industry and DBS competitors.


PRIVATE CABLE

      Additional competition is provided by private cable television systems, known as Satellite Master Antenna Television ("SMATV"), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable requirements that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators.

MMDS

      Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration.

      Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, internet data delivery and internet video delivery.

REGULATION AND LEGISLATION

      The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act of 1996 ("1996 Telecom Act") alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

      The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations, and there have been recent calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Company's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company.

CABLE RATE REGULATION

      The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as essentially requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

      Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable - the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

      The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

      Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

SMALL OPERATORS

      The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. If requisite eligibility criteria are satisfied, a cable operator may be allowed to rely on a vastly simplified cost-of-service rate justification and/or may be allowed to avoid regulation of CPST rates entirely. Under FCC regulations, cable systems serving 15,000 or fewer subscribers, which are owned by or affiliated with a cable company serving in the aggregate no more than 400,000 subscribers, can submit a simplified cost-of-service filing under which the regulated rate (including equipment charges) will be presumed reasonable if it equates to no more than $1.24 per channel. Eligibility for this relief continues if the small cable system is subsequently acquired by a larger cable operator, but is lost when and if the individual system serves in excess of 15,000 subscribers. The 1996 Telecom Act immediately deregulated the CPST rates of cable systems serving communities with fewer than 50,000 subscribers, which are owned by or affiliated with entities serving, in the aggregate, no more than one percent of the nation's cable customers (approximately 617,000) and having no more than $250 million in annual revenues. All but two of the Company's systems currently qualify for such regulatory relief.

      The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry, however, have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation, including limits on operators passing through to their customers increased programming costs and bundling together multiple programming services. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition", and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

CABLE ENTRY INTO TELECOMMUNICATIONS

      The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

      Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. The Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order, but that decision was reversed by the U.S. Supreme court in January 1999.

TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

      The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

      Under the 1996 Telecom Act, an LEC (electric utility or other entity) providing video programming to subscribers through wired facilities will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals recently reversed certain of the FCC's OVS rules, including the FCC's preemption of local franchising.

      Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption". The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

      The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

ADDITIONAL OWNERSHIP RESTRICTIONS

      The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilites, but lifts those restrictions where the cable operator is subject to effective competition. The FCC permits cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

      Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

MUST CARRY/RETRANSMISSION CONSENT

      The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between (a) requiring a cable system to carry the station ("must carry")
(b) negotiating for payments of granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry", and more popular stations typically elect "retransmission consent". Must carry requests can dilute the appeal of a cable system's programming offerings and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasters in their entirety. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry.

ACCESS CHANNELS

      LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited to date.

ACCESS TO PROGRAMMING

      To spur development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements. In addition, some cable critics have argued that vertically integrated, non-satellite programming (such as certain regional sports networks) which is now exempt from the ban on exclusive programming, should be subjected to this prohibition.

INSIDE WIRING

     The FCC determined that an incumbent cable operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for an MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent operators. In a separate proceeding, the FCC has preempted restrictions on the deployment of private antennas, including satellite dishes, on rental property within the exclusive use of a tenant (such as balconies and patios).

OTHER FCC REGULATIONS

      In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children's programming advertisements and closed captioning), registration of frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment compatibility and Emergency Alert Systems. The FCC recently stated that cable customers must be allowed to purchase cable converters from third party vendors, and established a multi-year phase-in during which signals security functions (which remain in the operator's exclusive control) would be unbundled from basic converter functions (which could then be satisfied by third party vendors). Details regarding this phase-in are still under FCC review. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

      Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material contained in television broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

STATE AND LOCAL REGULATION

      Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

      The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming that must be carried on the system other than identifying broad categories of programming.

      Federal law contains renewal procedures designed to protect incumbent franchises against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

INTERNET SERVICE

      Although there is no significant federal regulation of cable system delivery of Internet services at the current time, and the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing commercial leased access provisions to gain the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfer approvals.

SUMMARY

      The foregoing does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time.

      The Company expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Company cannot assess the effects, if any, that present regulation may have on the Company's operations and potential appreciation of its Systems. There can be no assurance that the final form of regulation will not have a material adverse impact on the Company's operations.

ITEM 2.   PROPERTIES

   The Company's cable television systems are located in and around Stephenville, Marble Falls, Crockett, Mexia and Navasota, Texas; Bainbridge Island, Moses Lake and Port Angeles, Washington; Clemson, Aiken and Greenwood, South Carolina; Statesboro, Georgia; and Yreka, Mount Shasta and Oakhurst, California.

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

      The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave complexes and business offices. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations as presently conducted.

ITEM 3.   LEGAL PROCEEDINGS

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

   (b) The Company has one common equity holder as of December 31, 1998.

   (c) During 1998, the Company did not pay cash dividends and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------
                                      1998              1997              1996              1995              1994
                                  -------------     -------------     -------------     -------------     -------------
        SUMMARY OF OPERATIONS:

      Revenue                     $  56,002,667     $  39,517,808     $  33,180,477     $  26,997,661     $  15,687,304

      Operating income (loss)         4,655,761         4,588,563         4,373,211         3,403,048         2,786,706

      Net loss                       (7,758,291)       (5,550,635)       (4,229,028)       (3,758,117)         (384,515)

                                                                       DECEMBER 31,
                                  -------------------------------------------------------------------------------------
                                      1998              1997              1996              1995              1994
                                  -------------     -------------     -------------     -------------     -------------
        BALANCE SHEET DATA:
      Total assets                $ 156,586,254     $  92,421,978     $  91,599,263     $  75,754,590     $  61,694,734

      Notes payable                 177,340,000       107,962,513       102,154,732        83,144,911        65,531,020

      Total liabilities             186,565,977       114,643,410       117,608,253        97,534,552        79,716,579

      Shareholder's  deficit        (29,979,723)      (22,221,432)      (26,008,990)      (21,779,962)      (18,021,845)

   Increases in 1998 Selected Financial Data were primarily attributable to the January 1998 acquisition of cable television systems serving approximately 35,700 basic subscribers in portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina (the "South Carolina Acquisitions"). See "ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 AND 1997

   Basic subscribers increased 35,272 or 37.7%, from 93,675 to 128,947 for the year ended December 31, 1998.

   Revenues increased $16.5 million or 41.8%, from $39.5 million to $56.0 million in 1998. This increase was primarily attributable to the South Carolina Acquisitions, which accounted for approximately $15.7 million of the 1998 revenue increase. Average monthly revenue per basic subscriber increased $1.43 or 4.1%, from $34.94 to $36.37 for the year ended December 31, 1998. Such increase was attributable to: (i) rate increases implemented in a majority of the Company's systems during the year; and (ii) revenue from the increase in penetration of new product tiers; and (iii) increases in ad sales revenue. Basic revenue per average basic subscriber increased $1.74 or 7.3%, from $23.74 to $25.48 for the year ended December 31, 1998. Excluding the impact of the system acquisitions and dispositions in 1997 and 1998: (i) revenues would have increased $1.2 million or 3.1%, from $38.2 million to $39.4 million; and (ii) revenue per average basic subscriber would have increased $1.31 or 3.7%, from $35.67 to $36.98.

   Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased $5.7 million or 44.2%, from $12.9 million to $18.6 million for the year ended December 31, 1998. Operating expenses as a percentage of revenues increased from 32.7% to 33.2% for the year ended December 31, 1998. A substantial portion of these increases was due to the South Carolina Acquisitions, which increased operating expenses $5.2 million or 40.3%. Excluding the impact of the system acquisitions and dispositions in 1997 and 1998, operating expenses would have increased approximately $600,000 or 4.9%, from $12.3 million to $12.9 million for the year ended December 31, 1998. Such increase would have been attributable to: (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

   General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage and marketing expenses and franchise fees increased approximately $2.9 million or 39.7%, from $7.3 million to $10.2 million for the year ended December 31, 1998. This increase was attributable primarily to the South Carolina Acquisitions, which increased general and administrative expenses approximately $3.2 million or 43.8%. Excluding the impact of the system acquisitions and dispositions in 1997 and 1998, general and administrative expenses would have decreased approximately $100,000 or 1.4%, from $6.9 million to $6.8 million for the year ended December 31, 1998. Such decrease is due to a one-time adjustment to copyright fees and property insurance off-set by: (i) annual wage and benefit increases; and (ii) increases in revenue-based expenses such as franchise fees.

    Management fees increased $900,000 or 47.4%, from $1.9 million to $2.8 million for the year ended December 31, 1998. Such increase was directly attributable to the revenue increases discussed above. Management fees are calculated at 5.0% of gross revenues.

   Depreciation and amortization expense increased $7.0 million or 54.7%, from $12.8 million to $19.8 million for the year ended December 31, 1998. Such increase was due to the South Carolina Acquisitions and the Company's capital expenditures.

   Interest expense increased by $7.4 million or 72.5%, from $10.2 million to $17.6 million for the year ended December 31, 1998. Such increase was primarily attributable to increased borrowings incurred in connection with the South Carolina Acquisitions. The Company's average outstanding indebtedness increased $72.1 million or 68.9%, from $104.6 million to $176.7 million for the year ended December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

   The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations and borrowings under the revolving credit and term loan facility provided by a group of banks. For the years ended December 31, 1996 and 1997 and 1998, the Company's net cash provided from operations was $8.0 million, $9.1 million, $9.6 million, respectively, all of which were sufficient to meet the Company's debt service obligations, working capital and capital expenditure requirements for the respective periods, excluding acquisitions. Acquisitions of cable television systems during these periods primarily were financed through bank borrowings. The Company's debt service obligations for the year ended December 31, 1999 are expected to be $18.9 million. The Company anticipates that cash flow from operations will be sufficient to service its debt and to fund capital expenditures through December 31, 1999. The Company's debt service obligations for the year ended December 31, 2000 are anticipated to be $19.5 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

   Net cash provided by operating activities was $9.6 million for the year ended December 31, 1998. Adjustments to the $7.8 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $20.7 million of depreciation and amortization, off-set by the $5.1 million gain on disposal of assets primarily due the disposition of the Woodburn, Oregon system and other changes in operating balance sheet accounts.

   Net cash used in investing activities was $77.2 million for the year ended December 31, 1998, and consist primarily of $77.7 million for the South Carolina Acquisitions and the Mount Shasta, California acquisition, capital expenditures of $6.3 million off-set by $7.1 million in proceeds primarily from the Woodburn, Oregon disposition.

   Net cash provided by financing activities was $69.1 million for the year ended December 31, 1998. The Company had $78 million in additions to long term debt and made $8.6 million of principal payments on notes payable.

   EBITDA increased approximately $7 million or 40.2%, from $17.4 million to $24.4 million for the year ended December 31, 1998. EBITDA Margin decreased from 44.1% to 43.6% for the year ended December 31, 1998. These changes were attributable primarily to the South Carolina Acquisitions, which contributed approximately $6.5 million of EBITDA for the year ended December 31, 1998. The EBITDA Margin for the South Carolina Acquisitions was 41.4% for the year ended December 31, 1998. Excluding the impact of the system acquisitions and dispositions in 1997 and 1998, EBITDA would have increased $600,000 or 3.5%, from $17.1 million to $17.7 million and EBITDA Margin would have increased from 44.8% to 44.9% for the year ended December 31, 1998.

   Net cash provided by operating activities was $9.1 million for the year ended December 31, 1997. Adjustments to the $5.6 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $12.8 million of depreciation and amortization, off-set by other changes in operating balance sheet accounts.

   Net cash used in investing activities was $11.1 million for the year ended December 31, 1997, and consist primarily of $6.5 million for the acquisition of cable television systems in and around the communities of Marlin, Madisonville and Buffalo, Texas, and capital expenditures of $4.0 million.

   Net cash provided by financing activities was approximately $800,000 for the year ended December 31, 1997. The Company had $105 million in additions to long term debt and made $99.2 million of principal payments on notes payable.

   EBITDA increased approximately $2.3 million or 15.2%, from $15.1 million to $17.4 million for the year ended December 31, 1997. EBITDA Margin decreased from 45.5% to 44.1% for the year ended December 31, 1997. These changes were attributable primarily to the Moses Lake Acquisition, which contributed approximately $1.7 million of EBITDA for the year ended December 31, 1997. The EBITDA Margin for the Moses Lake area systems was 37.3% for the year ended December 31, 1997. Excluding the effects of the Moses Lake Acquisition, EBITDA would have increased $900,000 or 6.0%, from $15.1 million to $16.0 million for the year ended December 31, 1997.

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

   The Offering: The Company issued $100 million of 10-1/4% senior subordinated notes due November 15, 2007. Proceeds from the offering were utilized to pay transaction costs and reduce amounts outstanding under the Company's Senior Credit Facility by $95 million. The indenture pursuant to which the notes were issued will, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock;
(ii) make certain restricted payments as defined in the indenture; (iii) grant liens on assets; (iv) merge, consolidate or transfer substantially all of their assets; (v) enter into transactions with certain related parties; (vi) make certain payments affecting subsidiaries; (vii) sell assets; and (viii) issue capital stock of subsidiaries.

   The Senior Credit Facility: The Company has amended and restated the Company's Senior Credit Facility with First National Bank of Chicago, as lender and managing agent. The Senior Credit Facility, as amended, establishes an eight-year reducing revolving loan facility in the initial aggregate principal amount of $25.0 million (the "Reducing Revolving Facility") and an eight-year term loan in the aggregate principal amount of $75.0 million (the "Term Loan"). As of December 31, 1998 proceeds from borrowings under the Senior Credit Facility were utilized in financing the acquisition of certain cable television systems as discussed below. Amounts available under the Reducing Revolving Facility will be for working capital purposes and other permitted uses as described in the Senior Credit Facility.

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

   At December 31, 1998, the outstanding balance under the Senior Credit Facility was $77,340,000. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $64,000,000 fixed at 8.53% under the terms of a self-amortizing interest rate swap agreement with the Company's lender expiring December 31, 2000; $7,000,000 fixed at 7.73% under the terms of a interest rate swap agreement with the Company's lender expiring December 4, 2000; $3,500,000 at a LIBOR based rate of 8.06% expiring March 31, 1999; $2,764,000 at a LIBOR based rate of 7.94% expiring September 9, 1999. The balance of $76,000 bears interest at the prime rate plus 1.50% (currently 9.25%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.

   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreements in the consolidated statements of operations.

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

                                                              Expected Maturity Date

                               1999         2000          2001          2002          2003       Thereafter        Total
Liabilities
Debt Maturity               2,250,000     3,000,000     7,000,000    11,000,000    14,750,000    139,340,000    177,340,000
Debt Interest Payments     16,652,318    16,404,255    15,931,755    15,081,255    13,864,568     41,675,445    119,609,596
Average Interest Rate            9.45%         9.45%         9.45%         9.45%         9.45%          9.45%          9.45%

Interest Rate Swaps
  Variable to Fixed
  Notional Amount              --        58,750,000        --            --            --             --         58,750,000
  Average Pay Rate*            --              5.78%       --            --            --             --               5.78%
  Average Receive Rate*        --              5.28%       --            --            --             --               5.28%

  Notional Amount              --         7,000,000        --            --            --             --          7,000,000
  Average Pay Rate*            --              4.98%       --            --            --             --               4.98%
  Average Receive Rate*        --              5.28%       --            --            --             --               5.28%

* plus an applicable margin, currently 2.75%

It is the Company's policy to renegotiate swap agreements on or near expiration.

ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS

      On January 2, 1998, the Company acquired substantially all of the operating assets and franchise rights of cable television systems serving approximately 35,700 basic subscribers in or around the communities of Aiken, Greenwood, Saluda, Ware Shoals, McCormick and Edgefield, all in the state of South Carolina from Intermedia Partners of Carolina, and Robin Cable Systems L.P. The systems were acquired at a purchase price of $69,975,000 adjusted at closing for the proration of certain revenues and expenses. Of the total purchase price the Sellers received $69,630,745 on January 2, 1998. The remaining balance of $344,255 held in escrow was paid in June 1998 once agreement was reached regarding certain purchase price adjustments. The Acquisition was financed through borrowings under the senior credit facility.

   On May 15, 1998 the Company sold all of its cable operations in the state of Oregon (the "Woodburn System") to North Willamette Telecom, Inc. The net proceeds from the sale of the system were approximately $6,874,000, of which $6,424,000 was utilized to reduce amounts outstanding under the Senior Credit Facility. The Woodburn System served approximately 4,300 basic subscribers.

   On December 1, 1998, the Company acquired the operating assets and franchise rights to cable systems serving approximately 5,100 basic subscribers in the communities of Mt. Shasta, McCloud, Weed, and Dunsmuir, California, located in Shasta and Siskiyou Counties (the "Mt. Shasta System") from MediaOne Group, Inc. The systems were acquired at a purchase price of $7,605,000 adjusted at closing for the proration of certain revenues and expenses. Of the total purchase price, Media One Group, Inc. received $7,580,769 on December 1, 1998. The acquisition was financed through borrowings under the Senior Credit Facility.

CAPITAL EXPENDITURES

   For the year ended December 31, 1998, the Company had capital expenditures of $6.3 million. Capital expenditures included: (i) expansion and improvements of cable properties; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; and (v) vehicle replacements.

   The Company plans to invest approximately $14.3 million capital expenditures in 1999 and 2000. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches, extensions of distribution facilities to add new subscribers, vehicle replacements and general maintenance. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.

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

   The Programs and Systems utilized in subscriber billing and collections have been modified to address year 2000 compliance issues. These modifications were substantially complete at the end of 1998. Management has completed the process of replacing Programs and Systems related to financial reporting which will resolve year 2000 compliance issues. The aggregate cost to the

Company to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

   Management is currently focusing its efforts on the impact of the year 2000 compliance issue on service delivery and has established an internal team to address this issue. The internal team is identifying and testing all date sensitive equipment involved in delivering service to its customers. In addition, management will assess its options regarding repair or replacement of affected equipment during this testing. The aggregate cost to the Company to resolve year 2000 compliance issues related to service delivery equipment is not expected to be material to its results of operations, liquidity and capital resources.

   The provision of cable television services is significantly dependent on the Company's ability to adequately receive programming signals via satellite distribution or off air reception from various programmers and broadcasters. The Company has inquired of certain significant programming vendors with respect to their year 2000 issues and how they might impact the operations of the Company. As of the date of this filing no significant programming vendors identify year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The audited financial statements of the Company for the years ended December 31, 1998, 1997 and 1996 are included as a part of this filing (see Item 14(a)(1) below).

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

     NAME                 AGE                    POSITION
     ----                 ---                    --------
John S. Whetzell.......    57    Director, Chairman of the Board and President
Richard I. Clark.......    41    Director, Vice President, Treasurer and Assistant
                                 Secretary
James A. Penney........    44    Vice President and Secretary
Gary S. Jones..........    41    Vice President
Richard J. Dyste.......    53    Vice President, Technical Services
James E. Hanlon........    65    Divisional Vice President
H. Lee Johnson.........    55    Divisional Vice President
John E. Iverson........    62    Director and Assistant Secretary

   John S. Whetzell. Mr. Whetzell has been President, Chairman of the Board and a director of the Company since its inception in 1985. He also serves as President, Chairman of the Board and a director of Northland Telecommunications Corporation, Northland Communications Corporation (which is the general partner of each of the Company's four affiliated limited partnerships), Northland Cable Services Corporation ("NCSC"), Cable Ad-Concepts, Inc., Northland Cable News, Inc., Northland Cable Properties, Inc. (NCPI), Northland Cable Ventures LLC
(NCV), Northland Media, Inc. ("NMI"), Statesboro Media, Inc., ("SMI") and Corisicana Media, Inc. ("CMI"), (collectively, the "Northland Affiliates"). He has been involved with the cable television industry for over 24 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between 1979 and 1982, he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the FCC from 1974 to 1979. He provided economic studies which support the deregulation of cable television both in federal and state arenas. Mr. Whetzell also participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

   Richard I. Clark. Mr. Clark has served as Vice President and Treasurer of the Company since 1985, as Assistant Secretary since 1987 and as a director since 1985. Mr. Clark also serves as Vice President, Treasurer, Assistant Secretary and a director of each of the Northland Affiliates. Mr. Clark was an original incorporator of Northland Telecommunications Corporation and is responsible for the administration and investor relations activities of Northland Telecommunications Corporation, including financial planning and corporate development. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. From 1979 to 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 20 years. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

   James A. Penney. Mr. Penney has served as Vice President and General Counsel of the Company since 1985, and as Secretary since 1987. Mr. Penney also serves as Vice President, General Counsel and Secretary of each of the Northland Affiliates. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland P.L.L.C. Mr. Penney holds a Bachelor of Arts degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

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

   H. Lee Johnson. Mr. Johnson has been Divisional Vice President of the Company since 1994. Mr. Johnson also serves as Divisional Vice President of each of the Northland Affiliates other than NCPI, NCSC, NMI and CMI. Mr. Johnson served as Regional Manager for several systems of the Company and its affiliates from 1986 to 1994 until his promotion to Divisional Vice President. Prior to his association with the Company, Mr. Johnson served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV, which owned the Statesboro, Georgia system now owned by the Company. Mr. Johnson has been involved in the cable television industry for over 30 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute.

   John E. Iverson. Mr. Iverson has served as Assistant Secretary and a director of the Company since 1985. He also serves as Assistant Secretary and a director of each of the Northland Affiliates. Mr. Iverson is currently a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 36 years. Mr. Iverson is the past President and a trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

ITEM 11. EXECUTIVE COMPENSATION

   None of the employees of the Company are deemed to be executive officers of the Company. Services of the executive officers and other employees of NTC are provided to the Company for which the Company pays NTC a fee pursuant to the Management Agreement and overhead reimbursements. The executive officers and other employees of NTC who provide services to the Company are compensated in their capacity as executive officers and employees of NTC and therefore receive no compensation from the Company. No portion of the management fee paid by the Company is allocated to specific employees for the services performed by such employees.

DIRECTOR COMPENSATION

   The Company does not currently compensate members of its Board of Directors for their services as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1998 is as follows:

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

                                                                  NUMBER OF          PERCENTAGE OF
                                                            SHARES BENEFICIALLY    SHARES BENEFICIALLY
        BENEFICIAL OWNER                                           OWNED                 OWNED
        ----------------                                    -------------------    -------------------
        John S. Whetzell ..............................          1,009,661               22.7%
        Adele P. Butler ...............................            530,000               11.9%
        Pamela B. McCabe ..............................            510,144               11.4%
        Robert M. Arnold ..............................            384,000                8.6%
        Richard I. Clark ..............................            309,661                6.9%
        Robert A. Mandich .............................            278,400                6.2%
        James E. Hanlon ...............................             59,661                1.3%
        John E. Iverson ...............................             50,000                1.1%
        Gary S. Jones .................................             49,328                1.1%
        James A. Penney ...............................             48,861                1.1%
        Richard J. Dyste ..............................             47,661                1.1%
        H. Lee Johnson ................................             17,661                  *
        All executive officers and directors as a group
        (eight persons) ...............................          1,592,494               35.7%

----------

*  Represents less than 1% of the shares beneficially owned.

   (b) CHANGES IN CONTROL. NTC has pledged the stock of the Company as collateral pursuant to the terms of the Company's Senior Credit Facility.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   (a)TRANSACTIONS WITH MANAGEMENT AND OTHERS.

   The Company is part of an affiliated group of corporations and limited partnerships controlled, directly or indirectly, by NTC (the "NTC Affiliates"). NTC, in turn, is owned by the individuals and in the percentages set forth in the table above. In addition to the Company, NTC has three other direct, wholly-owned subsidiaries: Northland Communications Corporation ("NCC"); Northland Cable Services Corporation ("NCSC"); and Northland Media, Inc. ("NMI"). In turn, NCC is the sole shareholder of Northland Cable Properties, Inc. ("NCPI") and is the managing general partner of Northland Cable Properties Six Limited Partnership ("NCP-6"), Northland Cable Properties Seven Limited Partnership ("NCP-7"), Northland Cable Properties Eight Limited Partnership ("NCP-8") and Northland Premier Cable Limited Partnership ("Premier" and, together with NCP-6, NCP-7 and NCP-8, the "Limited Partnerships"). In addition, NCPI is the sole member and manager of Northland Cable Ventures, LLC ("NCV"), NCSC is the sole shareholder of Cable Ad-Concepts, Inc. ("CAC") and NMI is the sole shareholder of Statesboro Media, Inc. and Corsicana Media, Inc. Each of the Company's directors is also a director of NTC and each of its wholly-owned direct subsidiaries and certain other NTC Affiliates and the Company's officers are also officers of certain of the NTC Affiliates.

MANAGEMENT AGREEMENT WITH NTC

   NTC currently supervises all aspects of the business and operations of the Company pursuant to an Operating Management Agreement between the Company and NTC dated August 23, 1994 (the "Management Agreement"). The Management Agreement continues in effect until terminated by either party on 30-days' written notice.

   The Management Agreement provides that NTC shall render or cause to be rendered supervisory services to the Company, including, among other things supervising and monitoring: (i) the affairs, management and operations of the Company and its systems; (ii) the accounting and other financial books and records of the Company and its systems; (iii) the hiring, training and supervision of the Company's employees; and (iv) the Company's fulfillment of its contractual obligations in connection with its systems. In return for its management services, NTC receives a management fee, payable quarterly, equal to 5.0% of the Company's gross revenues (the "Management Fee"). For the years ended December 31, 1996, 1997 and 1998, the Company paid a Management Fee of $1.6 million, $1.9 million and $2.8 million, respectively.

   In addition to the Management Fee, the Management Agreement provides that NTC is entitled to reimbursement from the Company for various expenses incurred by NTC or the NTC Affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. These expenses are generally allocated among the Company and other managed affiliates based upon relative subscriber counts and revenues. NTC historically has assigned its right to reimbursement from the Company to its direct subsidiary, NCC, and expects to continue to do so in the future. For the years ended December 31, 1996, 1997 and 1998, the Company reimbursed Northland Communications Corporation approximately $1.7 million, $2.1 million and $2.6 million, respectively, for such expenses.

ARRANGEMENTS BETWEEN NORTHLAND CABLE NEWS, INC. AND AFFILIATES

   Pursuant to an arrangement commenced in July 1994, Northland Cable News, Inc. receives monthly program license fees from the Company as well as NCP-6, NCP-7, NCP-8, NCPI and NCV as payment for Northland Cable News programming provided to such affiliates. The aggregate amount of such fees is based upon costs incurred in providing such programming, and is allocated among the Participating Affiliates based upon relative subscriber counts. Total license fees received from affiliates for the years ended December 31, 1996, 1997 and 1998, were $619,466, $752,365 and $676,790, respectively.

ARRANGEMENTS WITH CABLE AD-CONCEPTS, INC.

   Cable Ad-Concepts, Inc. ("CAC") is a wholly owned indirect subsidiary of NTC engaged in the business of developing and producing video commercial advertisements for cablecast on certain systems owned by NTC. NTC affiliates which utilize CAC's services are the Company, each of the Limited Partnerships, NCPI and NCV. The aggregate amount of the fees charged by CAC to its affiliates is based upon costs incurred in providing such advertisements, and is allocated among participating affiliates based upon relative subscriber counts. Total fees paid to CAC by the Company for the years ended December 31, 1996, 1997 and 1998, were $196,491, $251,899 and $250,637, respectively.

ARRANGEMENTS WITH NORTHLAND CABLE SERVICES CORPORATION

   Northland Cable Services Corporation ("NCSC") is a wholly owned direct subsidiary of NTC engaged in the business of providing software for billing purposes and billing system support to the Company, NCPI, NCV and each of the Limited Partnerships. The aggregate amount of the fees charged by NCSC to its affiliates is based upon costs incurred in providing such billing services, and is allocated among participating affiliates based upon relative subscriber counts and revenues. Fees paid by the Company to NCSC for billing services for the years ended December 31, 1996, 1997 and 1998, were $231,756, $261,424 and
$332,690, respectively.

OPERATING AGREEMENTS WITH AFFILIATES

   The Company is party to operating agreements with NCP-6 and NCP-7 pursuant to which, in certain instances, the Company serves as the local managing agent for certain of NCP-6's and NCP-7's systems and, in other instances, NCP-7 serves as the local managing agent for certain of the Company's systems. In addition, the Company and its affiliates render miscellaneous services to one another on a cost-of- service basis. For the years ended December 31, 1996, 1997 and 1998, the Company paid (received) affiliates an aggregate of $84,151, $9,616 and $(41,954), respectively, for performing such services for affiliates.

CAPITAL CONTRIBUTION

   Effective June 30, 1997, the Company received a non-cash capital contribution of approximately $9.3 million which replaced, in its entirety, the then outstanding net unsecured advances that had previously been owed to NTC and other affiliates of the Company other than amounts due for normal operations, management fees paid to NCC and for services provided by affiliated entities as discussed above. As of December 31, 1998, the Company had no outstanding unsecured indebtedness to affiliates. See Note 2 of the Company's consolidated financial statements.

   (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Company, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Company and its' affiliates.

    (c) INDEBTEDNESS OF MANAGEMENT. None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
                                                                                         PAGE
  (1)   FINANCIAL STATEMENTS:

          Report of Independent Public Accountants...............................        ____

          Consolidated Balance Sheets--December 31, 1998 And 1997................        ____

          Consolidated Statements of Operations for the years
          ended December 31, 1998, 1997 and 1996.................................        ____

          Consolidated Statements of Changes in Shareholder's Capital (Deficit)
          for the years ended December 31, 1998, 1997 and 1996...................        ____

          Consolidated Statements of Cash Flows for the years
          ended December 31, 1998, 1997 and 1996.................................        ____

          Notes to Financial Statements--December 31, 1998.......................        ____

   (2) EXHIBITS:

       10.1 Amended and Restated Credit Agreement between Northland Cable Television, Inc. and First National Bank of Chicago as agent dated November 12, 1997.(1)

----------

(1) Incorporated by reference from the Company's Form S-4 Registration statement declared effective February 17, 1998.

   (b) REPORTS ON FORM 8-K. No Company reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES


   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NORTHLAND CABLE TELEVISION, INC.


                                             By  /s/   JOHN S. WHETZELL
                                                --------------------------------
                                                   John S. Whetzell, President

Date: March 30, 1999
      --------------

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

              SIGNATURES                                    CAPACITIES                       DATE
              ----------                                    ----------                       ----

/s/       JOHN S. WHETZELL                   Director, Chairman of the Board and         March 30, 1999
-------------------------------------        President
          John S. Whetzell


/s/       RICHARD I. CLARK                   Director, Vice President, Treasurer and     March 30, 1999
-------------------------------------        Assistant Secretary
          Richard I. Clark


/s/         GARY S. JONES                    Vice President                              March 30, 1999
-------------------------------------
            Gary S. Jones

/s/        JOHN E. IVERSON                   Director and Assistant Secretary            March 30, 1999
-------------------------------------
           John E. Iverson

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
                     (A wholly owned subsidiary of Northland
                         Telecommunications Corporation)

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholder of
Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheets of Northland Cable Television, Inc. (a Washington corporation and a wholly owned subsidiary of Northland Telecommunications Corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Television, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Seattle, Washington,
  March 4, 1998

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                           CONSOLIDATED BALANCE SHEETS







                                     ASSETS

                                                                                              December 31,
                                                                                   ----------------------------------
                                                                                        1998               1997
                                                                                   -------------       --------------
CURRENT ASSETS:
   Cash                                                                            $   2,750,972       $   1,238,581
   Due from affiliates                                                                   106,454              20,545
   Accounts receivable                                                                 2,043,581           1,355,005
   Prepaid expenses                                                                      285,591             291,566
                                                                                   -------------          ----------
            Total current assets                                                       5,186,598           2,905,697
                                                                                   -------------          ----------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
   Property and equipment, at cost                                                    90,024,509          68,269,709
   Less-- Accumulated depreciation                                                   (33,113,526)        (28,887,486)
                                                                                   -------------          ----------
                                                                                      56,910,983          39,382,223
   Franchise agreements (net of accumulated amortization of $20,153,805
      and $29,467,711, respectively)                                                  80,571,948          35,773,674
   Goodwill (net of accumulated amortization of $2,047,272 and
      $1,874,161, respectively)                                                        4,877,161           5,050,272
   Other intangible assets (net of accumulated amortization of
      $3,867,502 and $2,142,891, respectively)
                                                                                       9,039,564           8,620,112
   Funds deposited in escrow for purchase of cable television system
                                                                                              --             690,000
                                                                                   -------------          ----------
                                                                                     151,399,656          89,516,281
                                                                                   -------------          ----------
            Total assets                                                           $ 156,586,254       $  92,421,978
                                                                                   =============       =============



                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                                      December 31,
                                                                           ---------------------------------
                                                                                1998              1997
                                                                           -------------       -------------
CURRENT LIABILITIES:
   Accounts payable                                                        $     773,233       $     662,141
   Subscriber prepayments                                                      1,846,362           1,106,327
   Accrued expenses                                                            6,250,827           4,591,610
   Converter deposits                                                            109,311             103,393
   Due to affiliates                                                             246,244             217,426
   Current portion of notes payable                                            2,250,000           1,140,292
                                                                           -------------       -------------
           Total current liabilities                                          11,475,977           7,821,189

NOTES PAYABLE                                                                175,090,000         106,822,221
                                                                           -------------       -------------
           Total liabilities                                                 186,565,977         114,643,410
                                                                           -------------       -------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S DEFICIT:
   Common stock (par value $1.00 per share, authorized 50,000 shares;
      10,000 shares issued and outstanding) and additional paid-in
      capital                                                                 11,560,527          11,560,527
   Accumulated deficit                                                       (41,540,250)        (33,781,959)
                                                                           -------------       -------------
           Total shareholder's deficit                                       (29,979,723)        (22,221,432)
                                                                           -------------       -------------
           Total liabilities and shareholder's deficit                     $ 156,586,254       $  92,421,978
                                                                           =============       =============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       Year Ended December 31,
                                                          --------------------------------------------------
                                                              1998               1997              1996
                                                          ------------       ------------       ------------
REVENUES:
   Service revenues                                       $ 55,325,877       $ 38,765,443       $ 32,560,981
   Programming and production revenues from
      affiliates                                               676,790            752,365            619,466
                                                          ------------       ------------       ------------
           Total Revenues                                   56,002,667         39,517,808         33,180,447
                                                          ------------       ------------       ------------
OPERATING EXPENSES:
   Cable system operations (including $118,020,
      $230,139 and $284,896, net paid to affiliates)
                                                            18,566,360         12,913,220         10,499,947
   General and administrative (including
      $2,755,688, $2,350,772 and $1,902,405 paid to
      affiliates)                                           10,227,795          7,290,209          5,955,139
   Management fees paid to parent                            2,760,263          1,935,302          1,625,118
   Depreciation and amortization                            19,792,488         12,790,514         10,727,032
                                                          ------------       ------------       ------------
           Total operating expenses                         51,346,906         34,929,245         28,807,236
                                                          ------------       ------------       ------------
           Income from operations                            4,655,761          4,588,563          4,373,211

OTHER INCOME (EXPENSE):
   Interest expense                                        (17,625,998)       (10,240,023)        (8,263,318)
   Other, net (Note 7)                                       5,211,946            100,825           (338,921)
                                                          ------------       ------------       ------------
NET LOSS                                                  $ (7,758,291)      $ (5,550,635)      $ (4,229,028)
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

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT




                                       Common Stock and
                                      Additional Paid-in
                                           Capital
                                ------------------------------       Accumulated
                                   Shares            Amount            Deficit            Total
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1995            10,000      $  2,222,334      $(24,002,296)      $(21,779,962)

  Net loss                                --                --        (4,229,028)        (4,229,028)
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1996            10,000         2,222,334       (28,231,324)       (26,008,990)

  Capital contribution                    --         9,338,193                --          9,338,193

  Net loss                                --                --        (5,550,635)        (5,550,635)
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1997            10,000        11,560,527       (33,781,959)       (22,221,432)

  Net loss                                --                --        (7,758,291)        (7,758,291)
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1998            10,000      $ 11,560,527      $(41,540,250)      $(29,979,723)
                                ============      ============      ============       ============




              The accompanying notes are an integral part of these
                            consolidated statements.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                             -----------------------------------------------------
                                                                  1998               1997                1996
                                                             -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (7,758,291)      $  (5,550,635)      $  (4,229,028)
   Adjustments to reconcile net loss to net cash
      provided by operating activities --
         Depreciation and amortization                          19,792,488          12,790,514          10,727,032
         Amortization of loan costs                                907,760             429,547             240,442
         (Gain) loss on disposal of assets                      (5,093,997)            (76,311)            320,513
         (Increase) decrease in operating assets:
              Due from affiliates                                  (85,909)             15,584             116,164
              Accounts receivable                                 (688,576)            (65,165)           (383,060)
              Prepaid expenses                                       5,975             (18,320)             33,722
         (Decrease) increase in operating liabilities:
              Accounts payable                                     111,092            (117,583)           (120,904)
              Due to affiliate                                      28,818            (190,266)            (50,516)
              Subscriber prepayments                               745,953             238,297             187,517
              Other current liabilities                          1,659,217           1,638,578           1,149,851
                                                             -------------       -------------       -------------
              Net cash provided by operating
                 activities                                      9,624,530           9,094,240           7,991,733
                                                             -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of cable systems                                (77,711,038)         (6,495,315)        (22,180,347)
   Investment in cable television properties
                                                                (6,279,489)         (4,012,320)         (2,843,391)
   Funds deposited in escrow for purchase of cable
      television system                                                 --            (690,000)                 --
   Proceeds from disposition of cable systems
                                                                 7,115,000                  --                  --
   Insurance proceeds and other                                     24,327             156,887             376,630
   Franchise fees and other intangibles                           (388,912)            (62,249)           (183,211)
                                                             -------------       -------------       -------------
              Net cash used in investing activities            (77,240,112)        (11,102,997)        (24,830,319)
                                                             -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                               $  77,991,779       $ 105,000,000       $  21,995,000
   Principal payments on notes payable                          (8,614,292)        (99,200,325)         (2,589,354)
   Loan fees                                                      (249,514)         (5,038,574)         (1,063,118)
                                                             -------------       -------------       -------------
              Net cash provided by financing activities
                                                                69,127,973             761,101          18,342,528
                                                             -------------       -------------       -------------
(DECREASE) INCREASE IN CASH                                      1,512,391          (1,247,656)          1,503,942

CASH, beginning of year                                          1,238,581           2,486,237             982,295
                                                             -------------       -------------       -------------
CASH, end of year                                            $   2,750,972       $   1,238,581       $   2,486,237
                                                             =============       =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest               $  16,753,345       $   8,977,394       $   7,673,330
                                                             =============       =============       =============
      Cash paid during the period for state income taxes     $      17,946       $       4,654       $      21,592
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

                                DECEMBER 31, 1998



1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Formation and Business

Northland Cable Television, Inc. (NCTV), a Washington corporation, was formed to own and operate cable television systems. As of December 31, 1998, NCTV had 91 nonexclusive franchises to operate cable television systems. These franchises expire at various dates through 2020.

Northland Cable News, Inc. (NCN), a Washington corporation which was formed to develop and distribute programming to certain of the Company's affiliated entities, is a wholly owned subsidiary of NCTV. NCTV and NCN are collectively referred to as the Company.

Related Companies

The Company and its affiliates, Northland Communications Corporation and subsidiary (NCC); Northland Cable Services Corporation and subsidiary (NCSC); and Northland Media, Inc. and subsidiaries (NMI) are wholly owned subsidiaries of Northland Telecommunications Corporation (NTC or Parent). NCC is the managing general partner of four limited partnerships, which own and operate cable television systems. Additionally, NCC owns and operates cable systems through its wholly owned subsidiary, Northland Cable Properties, Inc. (NCPI). Northland Cable Ventures, LLC, is a wholly owned subsidiary of NCPI which was formed to own and operate cable television systems. NCSC is the parent company of Cable Ad-Concepts, Inc. (CAC). NCSC provides billing services to cable systems owned by managed limited partnerships of NCC and wholly owned systems of the Company and NCC. CAC develops and produces video commercial advertisements to be cablecast on Northland affiliated cable systems. NMI was formed as a holding company to own certain noncable related assets.

Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of NCTV and its wholly owned subsidiary, NCN. Significant intercompany accounts and transactions have been eliminated.

Acquisition of Cable Television Systems

Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated to the estimated fair market value of net tangible assets acquired, franchise agreements and other determinable intangible costs. Any excess is allocated to goodwill.

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

Buildings                                                20 years
Distribution plant                                       10 years
Other equipment and leasehold improvements               5-20 years

The Company periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss would be recognized.

Intangible Assets

Costs assigned to goodwill, franchise agreements and loan fees and other intangible assets are amortized using the straight-line method over the following estimated useful lives:

Franchise agreements                                    10-20 years
Other intangible assets                                 1-10 years
Goodwill                                                40 years

Revenue Recognition

Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $2,223,165, $1,821,223 and $1,827,251, respectively, in 1998, 1997 and 1996. License fee revenue is recognized in the period service is provided.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 130 - In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains or losses on investment securities available-for-sale. As of December 31, 1998, the Company had no comprehensive income to report, therefore the adoption of SFAS No. 130 had no impact on equity.

Statement of Position 98-5 - In April 1998, the AICPA released Statement of Position 98-5, "Reporting on Start-Up Activities" (SOP 98-5). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998.

The Company historically capitalized pre-opening costs and amortized such costs over a five-year period. As of December 31, 1998, all pre-opening costs have been amortized. As a result, the adoption of SOP 98-5 will not have an effect on the Company's financial position or results of its operations.

Statement of Financial Accounting Standards No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

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

2.      TRANSACTIONS WITH RELATED PARTIES:

Management Fees

The Company pays management fees to NTC equal to 5% of NCTV's gross revenues, excluding revenues from the sale of cable television systems or franchises. The Company was charged $2,760,263, $1,935,302 and $1,625,118 by NTC in 1998, 1997
and 1996, respectively.

Program License and Production Fees

NCN receives monthly program license fees from affiliated entities for programming produced by NCN. Total license fees earned from affiliates during 1998, 1997 and 1996 were $676,790, $752,365 and $619,466, respectively.

Unsecured Advances to Parent and Advances from Affiliates

The Company's advances from affiliates are intended to be repaid through future cash flow generated by the Company. Under the terms of an intercompany borrowing arrangement, the Company had agreed to repay all outstanding advances due to affiliates by December 31, 2002; effective June 30, 1997, the Company received a capital contribution that was treated as a non-cash transaction in the statements of cash flows of $9,338,193 from NTC which replaced the net unsecured advances that had previously been owed to NTC and other affiliates of the Company.

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

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Company are reasonable. Amounts charged for these services were $2,622,489, $2,057,916 and $1,670,409 for 1998, 1997 and 1996,
respectively.

In 1998, 1997 and 1996, the Company was charged software installation charges and billing maintenance fees for billing system support of by NCSC, amounting to $332,690, $261,424 and $231,756, respectively. CAC billed the Company $250,637,

$251,899 and $196,491, for advertising services in 1998, 1997 and 1996, respectively.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative and programming expenses. The Company (received) paid $(41,954), $9,616 and $84,151, net, under the terms of these agreements during 1998, 1997 and 1996, respectively.

3.      NORTHLAND CABLE NEWS:

As discussed in Note 1, NCN was formed to develop and distribute local news, sports and information programming to NCTV and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes discussed in Note 6 are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of December 31, 1998 NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                           For the Year Ended December 31,
                                   -----------------------------------------------
                                      1998              1997              1996
                                   -----------       -----------       -----------
INCOME STATEMENT INFORMATION:
   Revenues from affiliates        $ 1,436,970       $ 1,516,380       $ 1,372,211
   Less: intercompany revenue         (760,180)         (764,015)         (752,745)
                                   -----------       -----------       -----------
           Total revenues              676,790           752,365           619,466

   Operating expenses               (1,098,153)       (1,128,360)       (1,051,556)
   Other, net                           (5,594)              660             3,827
                                   -----------       -----------       -----------
   Net loss                        $  (426,957)      $  (375,335)      $  (428,263)
                                   ===========       ===========       ===========


                                               December 31,
                                       -----------------------------
                                          1998              1997
                                       -----------       -----------
BALANCE SHEET INFORMATION:
   Current assets                      $ 1,814,625       $ 1,483,678
   Less: intercompany elimination       (1,413,971)       (1,362,693)
                                       -----------       -----------
            Total assets               $   400,654       $   120,985
                                       ===========       ===========
   Current liabilities                 $    48,342       $    50,619
                                       -----------       -----------
            Total liabilities          $    48,342       $    50,619
                                       ===========       ===========

4.      PROPERTY AND EQUIPMENT:

                                                          December 31,
                                                   ----------------------------
                                                      1998             1997
                                                   -----------      -----------
Land and buildings                                 $ 2,161,451      $ 2,067,350
Distribution plant                                  83,188,349       62,051,468
Other equipment                                      4,332,951        3,893,401
Leasehold improvements                                  32,033           46,170
Construction-in-progress                               309,725          211,320
                                                   -----------      -----------
                                                   $90,024,509      $68,269,709
                                                   ===========      ===========


5.      ACCRUED EXPENSES:

                                    December 31,
                             --------------------------
                                1998            1997
                             ----------      ----------
Programmer license fees      $2,408,360      $1,242,544
Franchise fees                1,179,518         726,058
Interest                      1,356,132       1,391,239
Taxes                           285,111         212,729
Payroll                         264,191         210,798
Pole rental                     176,576         171,858
Other                           580,939         636,384
                             ----------      ----------
                             $6,250,827      $4,591,610
                             ==========      ==========

6.      NOTES PAYABLE:

                                                             December 31,
                                                    ------------------------------
                                                        1998              1997
                                                    ------------      ------------
Revolving credit and term loan amended in 1997      $ 77,340,000      $  7,822,221

Senior subordinated notes                            100,000,000       100,000,000

Other                                                         --           140,292
                                                    ------------      ------------
                                                     177,340,000       107,962,513
Less-current portion                                   2,250,000         1,140,292
                                                    ------------      ------------
                                                    $175,090,000      $106,822,221
                                                    ============      ============

Revolving Credit and Term Loan

On November 12, 1997, the Company entered into an amended and restated revolving credit and term loan facility (the Facility). The Facility provides for borrowings up to $100,000,000,including a $75,000,000 term loan and a $25,000,000 revolving credit facility, both of which mature December 31, 2005. The Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 8.42% (weighted average). Graduated principal and interest payments are due quarterly until maturity on December 31, 2005. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of December 31, 1998, $15,236,000 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro forma Debt Service Ratio of 1.15 to 1 and a Leverage Ratio of 7.00 to 1, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of December 31, 1998, the Company was in compliance with the terms of the loan agreement.

Senior Subordinated Notes

On November 12, 1997, the Company completed the issuance and sale of $100,000,000 in principal amount of 10.25% Senior Subordinated Notes (the Notes) due November 15, 2007. The Company used the proceeds to repay a portion of the amounts outstanding under the Facility and to pay fees and expenses incurred in connection with the issuance. The estimated fair value of the $100,000,000 Notes at December 31, 1998, was $106,000,000, based on available market information.

The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2002 at the following prices (expressed as percentages of principal amount) if redeemed during the 12-month period beginning on November 15 of the years dated below, in each case together with interest accrued to the redemption date:

         Year               Percentage
         ----               ----------
2002                         105.125%
2003                         103.417%
2004                         101.708%
2005 and thereafter          100.000%

The indenture pursuant to which the Notes were issued, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock; make certain restricted payments; grant liens on assets; merge, consolidate or transfer substantially all of their assets; enter into certain transactions with related persons; make certain payments affecting subsidiaries; sell assets; and issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a debt to cash flow ratio of 7.00 to 1. The Company submits quarterly debt compliance reports to a trustee. As of December 31, 1998, the Company was in compliance with the terms of the Notes.

In the event of a change of control of the Company as defined in the indenture, holders of the Notes will have the right to require the Company to make an offer to repurchase such Notes, in whole or in part, at a price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Principal Payments

Annual maturities of notes payable after December 31, 1998 based on amounts outstanding at December 31, 1998 are as follows:

1999                        $  2,250,000
2000                           3,000,000
2001                           7,000,000
2002                          11,000,000
2003                          14,750,000
Thereafter                   139,340,000
                            ------------
                            $177,340,000
                            ============

Interest Rate Swap Agreements

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without exchange of underlying principal amounts. At December 31, 1998, the Company had outstanding two interest rate swap agreements with its bank, having a notional principal amount of $71,000,000. These agreements effectively change the Company's interest rate exposure to fixed rate of 5.70% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 1998 was 2.75%).


     Maturity Date        Fixed Rate     Notional Amount
     -------------        ----------     ---------------
December 31, 2000         5.78%            $64,000,000
December 4, 2000          4.98%            $ 7,000,000

At December 31, 1998, the Company would have been required to pay approximately $860,254 to settle this agreement based on fair value estimate received from the financial institution.

7.      OTHER, NET:

Other, net in other income (expense) in the consolidated statements of operations consists of:

                                                    For the Years Ended
                                                        December 31,
                                       -----------------------------------------------
                                          1998              1997              1996
                                       -----------       -----------       -----------
GAIN (LOSS) ON DISPOSAL OF ASSETS      $ 5,093,997       $    76,311       $  (365,614)

INTEREST INCOME                            135,895            29,166            54,331

OTHER                                      (17,946)           (4,652)          (27,638)
                                       -----------       -----------       -----------
                                       $ 5,211,946       $   100,825       $  (338,921)
                                       ===========       ===========       ===========


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

The primary components of deferred income taxes are as follows:

                                                 December 31,
                                        -------------------------------
                                            1998               1997
                                        ------------       ------------
DEFERRED TAX ASSETS:
   Net operating loss carryforward
                                        $ 15,402,000       $ 13,056,000
   Valuation allowance                   (12,002,000)        (8,686,000)
                                        ------------       ------------
                                           3,400,000          4,370,000
DEFERRED TAX LIABILITIES:
   Property and equipment                  3,400,000          4,370,000
                                        ------------       ------------
                                        $         --       $         --
                                        ============       ============

The federal income tax net operating loss carryforward of approximately $34,110,000 expires beginning in the years 2003 through 2018. Management believes that the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets due to the recurring operating losses being incurred by the Company. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The change in the valuation allowance was $3,112,000, $2,000,000 and $1,456,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The difference between the statutory tax rate and the tax benefit of zero recorded by the Company is due to the Company's full valuation allowance against its net deferred tax asset.

9.      COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Company leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense (including month-to-month leases) was $896,711, $601,103, $439,261 in 1998, 1997 and 1996,
respectively. Minimum lease payments to the end of the lease terms are as follows:

      1999                  $ 97,183
      2000                    73,539
      2001                    68,521
      2002                    64,012
      2003                    64,092
      Thereafter             102,872
                            --------
                            $470,219
                            ========


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

Cable Programming Service Tier Regulation

FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems owned by small companies. Small cable systems are those having 50,000 or fewer subscribers which are owned by companies with fewer than 1% of national cable subscribers (approximately 600,000) and no more than $250 million in annual revenue. NCTV qualifies as a small cable company and all but two of the Company's cable systems qualify as small cable systems. Basic tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by a local telephone exchange carrier, its affiliates or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

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

Amounts paid to NTC, which maintains the fund for the Company and its affiliates, are expensed as incurred and are included in the consolidated statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Company records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For the years ended December 31, 1998 and 1997, the Company was charged $76,090 and 55,526, respectively, by the fund. As of December 31, 1998, the fund had a balance of $249,617.

10.     ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS:

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

On January 2, 1998, the Company acquired substantially all operating assets and franchise rights of cable television systems serving approximately 35,700 basic subscribers in or around the communities of Aiken, Greenwood, Saluda, Ware Shoals,

McCormick and Edgefield, all in the state of South Carolina from Intermedia Partners of Carolina, and Robin Cable Systems L.P. The systems were acquired at a purchase price of $69,975,000 adjusted at closing for the proration of certain revenues and expenses. Of the total purchase price the Sellers received $69,630,745 on January 2, 1998. The remaining balance of $344,255 held in escrow was paid in June 1998 once agreement was reached regarding certain purchase price adjustments. The Acquisition was financed through borrowings under the senior credit facility.

On May 15, 1998, the Company sold all of its cable operations in the state of Oregon (the "Woodburn System") to North Willamette Telecom, Inc. The net proceeds from the sale of the system were approximately $6,875,000, of which $6,424,000 was utilized to reduce amounts outstanding under the Senior Credit Facility. The Woodburn System served approximately 4,300 basic subscribers.

On December 1, 1998, the Company acquired the operating assets and franchise rights to cable systems serving approximately 5,100 basic subscribers in the communities of Mt. Shasta, McCloud, Weed and Dunsmuir, California, located in Shasta and Siskiyou Counties (the "Mt. Shasta System") from MediaOne Group, Inc. The systems were acquired at a purchase price of $7,605,000 adjusted at closing for the proration of certain revenues and expenses. Of the total purchase price the Sellers received $7,580,769 on December 1, 1998. The acquisition was financed through borrowings under the Senior Credit Facility.

Pro forma operating results (unaudited) of the Company for 1998 and 1997, assuming the acquisitions and sales described above had been made at the beginning of 1997, follow:

                                           For the years ended
                                               December 31,
                                      -------------------------------
                                          1998               1997
                                      ------------       ------------
                                      (unaudited)        (unaudited)
                Service revenues      $ 57,191,047       $ 54,841,278
                                      ============       ============
                Net loss              $ (8,037,644)      $(12,550,449)
                                      ============       ============

                                 EXHIBITS INDEX

                                                                    SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER        DESCRIPTION                                             PAGE
  27.0         Financial Data Schedule                               _________