Form 10-Q
period 1999-03-31
NORTHLAND CABLE TELEVISION INC
filed 1999-05-14
CIK 1051920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to________

                        Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

       STATE OF WASHINGTON                                   91-1311836
--------------------------------                       ------------------------
  (State or other jurisdiction                             (I.R.S. Employer
        of incorporation)                                 Identification No.)

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
             (Exact name of registrant as specified in its charter)

          STATE OF WASHINGTON                                91-1638891
      (State or other jurisdiction                        (I.R.S. Employer
            of incorporation)                            Identification No.)

     1201 THIRD AVENUE, SUITE 3600
          SEATTLE, WASHINGTON                                   98101
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code:   (206) 621-1351
                                                    -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]   No [ ]


--------------
This filing contains _____ pages. Exhibits index appears on page _____.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                        March 31,         December 31,
                                                                          1999                1998
                                                                      -------------       -------------
                                                                       (Unaudited)
                                     ASSETS
Current Assets:
  Cash                                                                $   4,706,092       $   2,750,972
  Due from affiliates                                                        72,654             106,454
  Accounts receivable                                                     2,281,891           2,043,581
  Prepaid expenses                                                          430,860             285,591
                                                                      -------------       -------------
                 Total current assets                                     7,491,497           5,186,598
                                                                      -------------       -------------
Investment in Cable Television Properties:
Property and equipment, net of accumulated
  depreciation of $34,967,641 and $33,113,526,
  respectively                                                           56,105,371          56,910,983
Franchise agreements, net of accumulated
  amortization of $22,652,373 and $20,153,805,
  respectively                                                           78,073,380          80,571,948
Goodwill, net of accumulated
  amortization of $2,090,550 and $2,047,272,
  respectively                                                            4,833,883           4,877,161
Other intangible assets, net of accumulated
  amortization of $4,352,475 and $3,867,502,
  respectively                                                            8,573,828           9,039,564
                                                                      -------------       -------------
                 Total investment in cable television properties        147,586,462         151,399,656
                                                                      -------------       -------------
                 Total assets                                         $ 155,077,959       $ 156,586,254
                                                                      =============       =============


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                                    $     130,675       $     773,233
  Accrued expenses                                                        7,964,772           6,250,827
  Converter deposits                                                        113,108             109,311
  Subscriber prepayments                                                  2,190,459           1,846,362
  Due to affiliates                                                         761,806             246,244
  Current portion of notes payable                                        2,437,500           2,250,000
                                                                      -------------       -------------
                  Total current liabilities                              13,598,320          11,475,977
Notes payable                                                           174,340,000         175,090,000
                                                                      -------------       -------------
                  Total  liabilities                                    187,938,320         186,565,977
                                                                      -------------       -------------

Shareholder's Deficit:
  Common stock (par value $1.00 per share, authorized
     50,000 shares; 10,000 shares issued and outstanding)
     and additional paid-in capital                                      11,560,527          11,560,527
   Accumulated deficit                                                  (44,420,888)        (41,540,250)
                                                                      -------------       -------------
                  Total shareholder's deficit                           (32,860,361)        (29,979,723)
                                                                      -------------       -------------
Total liabilities and shareholder's deficit                           $ 155,077,959       $ 156,586,254
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


                                                               For the three months ended
                                                                        March 31,
                                                             -------------------------------
                                                                 1999               1998
                                                             ------------       ------------
                                                              (Unaudited)       (Unaudited)
Revenues:
  Service revenues                                           $ 14,333,349       $ 13,924,700
  Programming and production revenues from affiliates             163,720            185,512
                                                             ------------       ------------
            Total Revenues                                     14,497,069         14,110,212
                                                             ------------       ------------
Expenses:
  Cable system operations (including
     $69,706 and $33,938, net paid to affiliates
     in 1999 and 1998, respectively)                            4,850,520          4,748,949
  General and administrative (including
     $1,202,014 and $1,364,765, net paid  to affiliates
     in 1999 and 1998, respectively)                            2,434,908          2,417,637
  Management fees paid to parent                                  714,428            695,493
  Depreciation and amortization                                 4,788,718          5,163,720
                                                             ------------       ------------
            Total operating expenses                           12,788,574         13,025,799
                                                             ------------       ------------

Income from operations                                          1,708,495          1,084,413

Other income (expense):
   Interest expense                                            (4,454,785)        (4,471,102)
   Interest income                                                 56,330             14,375
   Other expense                                                  (15,602)           (17,471)
   Loss on disposal of assets                                    (175,076)                --
                                                             ------------       ------------
                                                               (4,589,133)        (4,474,198)
                                                             ------------       ------------

Net loss                                                     $ (2,880,638)      $ (3,389,785)
                                                             ============       ============


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                              For the three months ended
                                                                       March 31,
                                                           -------------------------------
                                                               1999               1998
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (2,880,638)      $ (3,389,785)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                              4,788,718          5,157,714
   Amortization of loan costs                                   226,940            226,584
   Loss on disposal of assets                                   175,076                 --
   (Increase) decrease in operating assets:
     Accounts receivable                                       (238,310)          (958,533)
     Prepaid expenses                                          (145,269)          (179,070)
     Due from affiliates                                         33,800            (30,054)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    1,071,387          3,083,603
     Due to affiliates                                          515,562            672,505
     Converter deposits                                           3,797              8,647
     Subscriber prepayments                                     344,097           (337,978)
                                                           ------------       ------------
Net cash from operating activities                            3,895,160          4,253,633
                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems                                         --        (69,381,851)
Investment in cable television properties                    (1,361,003)          (499,242)
Proceeds from disposal of assets                                  2,700                 --
Franchise fees and other intangibles                            (19,237)          (128,520)
                                                           ------------       ------------
Net cash used in investing activities                        (1,377,540)       (70,009,613)
                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                          --         68,027,779
Principal payments on borrowings                               (562,500)        (1,113,631)
Loan fees and other costs incurred                                   --            (56,571)
                                                           ------------       ------------
Net cash from financing activities                             (562,500)        66,857,577
                                                           ------------       ------------

INCREASE  IN CASH                                             1,955,120          1,101,597
CASH, beginning of period                                     2,750,972          1,238,581
                                                           ------------       ------------
CASH, end of period                                        $  4,706,092       $  2,340,178
                                                           ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $  1,652,398       $  1,904,702
                                                           ============       ============
   Cash paid during the period for state income taxes      $     15,121       $     17,471
                                                           ============       ============


            The accompanying notes to unaudited financial statements
                     is an integral part of these statements

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)



(1) BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1999, its statements of operations for the three months ended March 31, 1999 and 1998 and its statement of cash flows for the three months ended March 31, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


(2) NORTHLAND CABLE NEWS:

Northland Cable News, Inc. ("NCN"), a wholly owned subsidiary of the Company, develops and distributes local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of March 31, 1999, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                               FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                              -----------------------------
                                                  1999              1998
                                              -----------       -----------
                                              (Unaudited)       (Unaudited)
     INCOME STATEMENT INFORMATION:
     Revenues from affiliates                  $ 345,023         $ 389,511
     Less: intercompany revenue                 (181,303)         (203,999)
                                               ---------         ---------
                 Total revenues                  163,720           185,512

     Operating expenses                          250,514           295,133
     Other, net                                    8,115             9,874
                                               ---------         ---------
     Net loss                                  $ (94,909)        $(119,495)
                                               =========         =========

                                              MARCH 31,        DECEMBER 31,
                                                 1999             1998
                                             -----------       -----------
                                             (Unaudited)
     BALANCE SHEET INFORMATION:
         Current assets                      $ 1,894,810       $ 1,814,625
         Less: intercompany elimination       (1,660,615)       (1,413,971)
                                             -----------       -----------
                     Total Assets            $   234,195       $   400,654
                                             ===========       ===========
         Current liabilities                 $    42,133       $    48,342
         Other liabilities                            --                --
                                             -----------       -----------
                     Total liabilities       $    42,133       $    48,342
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

On June 30, 1998, the Company acquired the operating assets and franchise rights of the cable system serving Hamilton, Texas (the "Hamilton System"). The purchase price of the system was approximately $800,000. The Hamilton System serves approximately 1,100 basic subscribers from a single headend and is located in close proximity to the Company's Stephenville, Texas system.

On August 7, 1998, the Company sold its operating assets of the cable television system serving unincorporated areas of San Jacinto County, Texas known as Waterwood (the "Waterwood System"), a headend within the Crockett, Texas System, to WNW Communications, Inc. The net proceeds from the sale of the system were approximately $225,000 at closing. The Waterwood System served approximately 400 basic subscribers.

On December 1, 1998, the Company acquired the operating assets and franchise rights to cable systems serving approximately 5,100 basic subscribers in the communities of Mt. Shasta, McCloud, Weed, and Dunsmuir, California, located in Shasta and Siskiyou Counties (the "Mt. Shasta System") from MediaOne Group, Inc. The purchase price of the systems was approximately $7.6 million and was financed through borrowings under the Senior Credit Facility.

Pro forma operating results of the Company for the three months ending March 31, 1998, assuming the acquisition systems and the disposition of assets described above had been made as of the beginning of the period, would not materially change from actual results.


(4) DISCLOSURE OF IMPACT OF RECENT ACCOUNTING STANDARDS
    ISSUED AND NOT YET ADOPTED:


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MARCH 31, 1999 AND 1998

As of March 31, 1999, the Company's cable systems served 129,037 basic subscribers, 42,265 premium subscribers, 39,385 tier subscribers and passed approximately 197,800 homes.

Revenues increased approximately $400,000 or 2.8%, from $14.1 million to $14.5 million for the three months ended March 31, 1999. Of these revenues, approximately $10.5 million (72.4%) was derived from basic service charges, $1.2 million (8.3%) from premium services, $1.1 million (7.6%) from tier services, $300,000 (2.1%) from installation charges, $300,000 (2.1%) from service maintenance contracts, $500,000 (3.4%) from advertising, and $600,000 (4.1%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems; and (ii) revenue from the higher penetration of new product tiers. Average monthly revenue per basic subscriber increased $1.36 or 3.8%, from $36.14 to $37.50 for the three months ended March 31, 1999. Average basic revenue per basic subscriber increased $1.18 or 4.5% from $26.12 to $27.30 for the three months ended March 31, 1999. On a pro forma basis, adjusting for the sale of the Woodburn and Waterwood systems and the purchase of the Hamilton and Mount
Shasta systems, revenues would have increased approximately $300,000 or 2.1%, from $14.2 million to $14.5 million. Average monthly revenue per basic subscriber would have increased $1.60 or 4.5%, from $35.90 to $37.50 for the three months ended March 31, 1999.

Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $200,000 or 4.3%, from $4.7 million to $4.9 million for the three months ended March 31, 1999. This increase is primarily attributable to: (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems. On a pro forma basis, operating expenses would have increased $100,000 or 2.1%, from $4.8 million to $4.9 million for the three months ended March 31, 1999 compared to the same period in 1998.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees reflected no significant change for the three months ended March 31, 1999 compared to the same period in 1998. On a pro forma basis, operating expenses would have decreased $100,000 or 4.0%, from $2.5 million to $2.4 million for the three months ended March 31, 1999 compared to the same period in 1998.

Management fees increased approximately $19,000 or 2.7%, from $695,000 to $714,000 for the three months ended March 31, 1999. This increase was directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses decreased approximately $400,000 or 7.7%, from $5.2 million to $4.8 million for the three months ended March 31, 1999. Such decrease was the result of assets becoming fully depreciated and amortized in 1998.

Interest expense had no significant change for the three months ended March 31, 1999 compared to the same period in 1998. Average outstanding indebtedness increased $1.7 million from $175.4 million to $177.1 million for the three months ended March 31, 1998 and 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company's debt service obligations for the year ended December 31, 1999 are expected to be $19.1 million. The Company anticipates that cash flow from operations will be sufficient to service its debt and to fund capital expenditures through December 31, 1999. The Company's debt service obligations for the year ended December 31, 2000 are anticipated to be $19.5 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $3.9 million for the three months ended March 31, 1999. Adjustments to the $2.9 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $5.0 million of depreciation and amortization, increases in current liabilities of $1.1 million and increases in amounts due to affiliates of approximately $500,000.

Net cash used in investing activities was $1.4 million for the three months ended March 31, 1999, and substantially consisted of $1.4 million in capital expenditures.

Net cash used by financing activities was approximately $600,000 for the three months ended March 31, 1999. The Company made $600,000 of principal payments on notes payable.

Net income (loss) before charges for interest, taxes, depreciation and amortization ("EBITDA") increased approximately $300,000 or 4.8%, from $6.2 million to $6.5 million for the three months ended March 31, 1999. EBITDA as a percentage of revenues ("EBITDA Margin") increased from 44.0% to 44.8% for the three months ended March 31, 1999. These changes were attributable primarily to the aforementioned increases in revenues. On a pro forma basis, EBITDA would have increased $300,000 or 4.8%, from $6.2 million to $6.5 million and

EBITDA Margin would have increased from 43.7% to 44.8% for the three months ended March 31, 1999. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

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

The Company has a revolving credit and term loan agreement with a group of lending banks (the "Senior Credit Facility"), providing a $75.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"). As of March 31, 1999, approximately $15.0 was available to borrow by the Company under its Revolver. The Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Quarterly Operating Cash Flow (as defined) to interest expense) of at least 1.25 to 1.00 initially, increasing over time to 2.25 to 1.00; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.0; (C) a pro forma debt service ratio (the ratio of the Company's Annualized Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.15 to 1 through March 31, 1999 and 1.20 to 1 thereafter; and (D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than 6.75 to 1.0, decreasing over time to 4.00 to 1.00. As of March 31, 1999, the Company was in compliance with the covenants of the Senior Credit Facility as amended.

At March 31, 1999, the outstanding balance under the Senior Credit Facility was $76.8 million. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $63.4 million fixed at 8.53% under the terms of a self-amortizing interest rate swap agreement with the Company's lender expiring December 31, 2000; $7.0 million fixed at 7.73% under the terms of a interest rate swap agreement with the Company's lender expiring December 4, 2000; $3.5 million at a LIBOR based rate of 7.75% expiring June 30, 1999; $2,764,000 at a LIBOR based rate of 7.94% expiring September 3, 1999. The balance of $76,000 bears interest at the prime rate plus 1.50% (currently 9.25%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.

CAPITAL EXPENDITURES

For the three months ended March 31, 1999, the Company incurred capital expenditures of approximately $1.4 million. Capital expenditures included: (i) expansion and improvements of cable properties; (ii) additions to plant and equipment; and (iii) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $5.5 million in capital expenditures for the remainder of 1999 and approximately $7.5 million in 2000. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches, extensions of distribution facilities to add new subscribers and general maintenance. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.


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


ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS

On January 2, 1998, the Company acquired six cable television systems serving portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina from InterMedia Partners of Carolina, L.P. and Robin Cable Systems, L.P. The purchase price of the systems was approximately $70 million and was financed through borrowings under the Senior Credit Facility. The systems passed approximately 59,200 homes and served approximately 35,700 basic subscribers.

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

On June 30, 1998, the Company acquired the operating assets and franchise rights of the cable system serving Hamilton, Texas (the "Hamilton System"). The purchase price of the system was approximately $800,000. The Hamilton System serves approximately 1,100 basic subscribers from a single headend and is located in close proximity to the Company's Stephenville, Texas system.

On August 7, 1998, the Company sold its operating assets of the cable television system serving unincorporated areas of San Jacinto County, Texas known as Waterwood (the "Waterwood System"), a headend within the Crockett, Texas System, to WNW Communications, Inc. The net proceeds from the sale of the system were approximately $225,000 at closing. The Waterwood System served approximately 400 basic subscribers.

On December 1, 1998, the Company acquired the operating assets and franchise rights to cable systems serving approximately 5,100 basic subscribers in the communities of Mt. Shasta, McCloud, Weed, and Dunsmuir, California, located in Shasta and Siskiyou Counties (the "Mt. Shasta System") from MediaOne Group, Inc. The purchase price of the systems was approximately $7.6 million and was financed through borrowings under the Senior Credit Facility.

Pro forma operating results of the Company for the three months ended March 31, 1998, assuming the acquisition and the disposition of the systems above had been made at the beginning of 1998, would not materially change from actual results.

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

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

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



                 Northland Cable Television, Inc. and Subsidiary


          SIGNATURES                                CAPACITIES                       DATE
          ----------                                ----------                       ----

/s/ Richard I. Clark                   Director, Vice President, Treasurer and      May 14, 1999
------------------------------         Assistant Secretary
    Richard I. Clark



/s/ Gary S. Jones                      Vice President and Chief Financial           May 14, 1999
------------------------------         Officer
    Gary S. Jones