Form 10-Q
period 1999-06-30
NORTHLAND CABLE TELEVISION INC
filed 1999-08-12
CIK 1051920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 1999

                                       or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______to________

                        Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

            STATE OF WASHINGTON                                     91-1311836
  --------------------------------------                         ----------------
(State or other jurisdiction of incorporation )          (I.R.S. Employer Identification No.)

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            STATE OF WASHINGTON                                     91-1638891
  --------------------------------------                         ----------------
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)


        1201 THIRD AVENUE, SUITE 3600
             SEATTLE, WASHINGTON                                     98101
        ------------------------------                               -----
  (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (206) 621-1351
                                                           ---------------------

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         June 30,            December 31,
                                                                           1999                 1998
                                                                       -------------        -------------
                                                                        (Unaudited)
                                     ASSETS
Current Assets:
  Cash                                                                 $   2,407,485        $   2,750,972
  Due from affiliates                                                        287,851              106,454
  Accounts receivable                                                      1,912,551            2,043,581
  Prepaid expenses                                                           427,792              285,591
                                                                       -------------        -------------
                 Total current assets                                      5,035,679            5,186,598
                                                                       -------------        -------------
Investment in Cable Television Properties:
Property and equipment, net of accumulated
  depreciation of $36,496,024 and $33,113,526,
  respectively                                                            55,614,923           56,910,983
Franchise agreements, net of accumulated
  amortization of $25,150,941 and $20,153,805,
  respectively                                                            75,574,812           80,571,948
Goodwill, net of accumulated
  amortization of $2,133,827 and $2,047,272,
  respectively                                                             4,790,606            4,877,161
Other intangible assets, net of accumulated
  amortization of $4,831,276 and $3,867,502,
  respectively                                                             8,183,756            9,039,564
                                                                       -------------        -------------
                 Total investment in cable television properties         144,164,097          151,399,656
                                                                       -------------        -------------
                 Total assets                                          $ 149,199,776        $ 156,586,254
                                                                       =============        =============


                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                                     $      68,410        $     773,233
  Accrued expenses                                                         5,739,457            6,250,827
  Converter deposits                                                         106,184              109,311
  Subscriber prepayments                                                   1,947,467            1,846,362
  Due to affiliates                                                        1,005,957              246,244
  Current portion of notes payable                                         2,625,000            2,250,000
                                                                       -------------        -------------
                  Total current liabilities                               11,492,475           11,475,977

Notes payable                                                            173,590,000          175,090,000
                                                                       -------------        -------------
                  Total  liabilities                                     185,082,475          186,565,977
                                                                       -------------        -------------

Shareholder's Deficit:
  Common stock (par value $1.00 per share, authorized
     50,000 shares; 10,000 shares issued and outstanding)
     and additional paid-in capital                                       11,560,527           11,560,527
   Accumulated deficit                                                   (47,443,226)         (41,540,250)
                                                                       -------------        -------------
                  Total shareholder's deficit                            (35,882,699)         (29,979,723)
                                                                       -------------        -------------
Total liabilities and shareholder's deficit                            $ 149,199,776        $ 156,586,254
                                                                       =============        =============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                             For the three months ended June 30,
                                                             -----------------------------------

                                                                  1999                1998
                                                             -------------        -------------
                                                              (Unaudited)          (Unaudited)
Revenues:
  Service revenues                                            $ 14,454,408        $ 13,761,713
  Programming and production revenues from affiliates              164,266             162,579
                                                              ------------        ------------
            Total Revenues                                      14,618,674          13,924,292
                                                              ------------        ------------
Expenses:
  Cable system operations (including
     $49,575 and $9,926, net paid to affiliates
     in 1999 and 1998, respectively)                             4,864,601           4,685,967
  General and administrative (including
     $1,370,383 and $1,415,652, net paid to affiliates
     in 1999 and 1998, respectively)                             2,534,566           2,559,377
  Management fees paid to parent                                   719,531             686,932
  Depreciation and amortization                                  4,808,424           4,904,051
                                                              ------------        ------------
            Total operating expenses                            12,927,122          12,836,327
                                                              ------------        ------------

Income from operations                                           1,691,552           1,087,965

Other income (expense):
   Interest expense                                             (4,482,250)         (4,429,126)
   Interest income                                                  53,699              38,607
   Other expense                                                   (10,593)               (277)
   (Loss) gain on disposal of assets                              (274,746)          6,000,406
                                                              ------------        ------------
                                                                (4,713,890)          1,609,610
                                                              ------------        ------------


Net income (loss)                                             $ (3,022,338)       $  2,697,575
                                                              ============        ============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                              For the six months ended June 30,
                                                              --------------------------------

                                                                 1999                 1998
                                                              ------------        ------------
                                                              (Unaudited)          (Unaudited)
Revenues:
  Service revenues                                            $ 28,787,757        $ 27,686,413
  Programming and production revenues from affiliates              327,986             348,090
                                                              ------------        ------------
            Total Revenues                                      29,115,743          28,034,503
                                                              ------------        ------------
Expenses:
  Cable system operations (including
     $119,281 and $43,864, net paid to affiliates
     in 1999 and 1998, respectively)                             9,715,120           9,434,917
  General and administrative (including
     $2,572,397 and $2,780,417, net paid  to affiliates
     in 1999 and 1998, respectively)                             4,969,473           4,977,014
  Management fees paid to parent                                 1,433,959           1,382,424
  Depreciation and amortization                                  9,597,143          10,067,771
                                                              ------------        ------------
            Total operating expenses                            25,715,695          25,862,126
                                                              ------------        ------------

Income from operations                                           3,400,048           2,172,377

Other income (expense):
   Interest expense                                             (8,937,035)         (8,900,228)
   Interest income                                                 110,028              52,982
   Other expense                                                   (25,714)            (17,747)
   (Loss) gain on disposal of assets                              (450,303)          6,000,406
                                                              ------------        ------------
                                                                (9,303,024)         (2,864,587)
                                                              ------------        ------------


Net loss                                                      $ (5,902,976)       $   (692,210)
                                                              ============        ============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                For the six months ended June 30,
                                                                ---------------------------------

                                                                    1999                1998
                                                                ------------        -------------
                                                                (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (5,902,976)       $   (692,210)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                                   9,597,142          10,067,771
   Amortization of loan costs                                        455,161             453,880
   Loss (gain) on disposal of assets                                 450,303          (6,000,406)
   (Increase) decrease in operating assets:
     Accounts receivable                                             131,030            (859,395)
     Prepaid expenses                                               (142,201)           (264,184)
     Due from affiliates                                            (181,397)            (35,679)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                        (1,216,193)            936,234
     Due to affiliates                                               759,713           1,285,940
     Converter deposits                                               (3,127)               (330)
     Subscriber prepayments                                          101,105             543,743
                                                                ------------        ------------
Net cash from operating activities                                 4,048,560           5,435,364
                                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems                                              --         (69,884,999)
Investment in cable television properties                         (3,175,342)         (1,675,996)
Proceeds from disposal of assets                                      16,261                  --
Proceeds from sale of cable television system                             --           6,876,671
Franchise fees and other intangibles                                (107,966)           (104,173)
                                                                ------------        ------------
Net cash used in investing activities                             (3,267,047)        (64,788,497)
                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                               --          68,027,779
Principal payments on borrowings                                  (1,125,000)         (7,794,005)
Loan fees and other costs incurred                                        --            (249,514)
                                                                ------------        ------------
Net cash (used in) provided by from financing activities          (1,125,000)         59,984,260
                                                                ------------        ------------

(DECREASE) INCREASE IN CASH                                         (343,487)            631,127

CASH, beginning of period                                          2,750,972           1,238,581

                                                                ------------        ------------
CASH, end of period                                             $  2,407,485        $  1,869,708
                                                                ============        ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                     $  8,456,631        $  8,537,151
                                                                ============        ============

   Cash paid during the period for state income taxes           $     25,714        $     17,747
                                                                ============        ============

The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT - (Unaudited)



                                         Common Stock and
                                     Additional Paid-in Capital
                                 -------------------------------       Accumulated
                                    Shares             Amount            Deficit              Total
                                 ------------       ------------       ------------        ------------
BALANCE, December 31, 1998             10,000       $ 11,560,527       $(41,540,250)       $(29,979,723)

Net loss                                   --                 --         (5,902,976)         (5,902,976)

                                 ------------       ------------       ------------        ------------
BALANCE, June 30, 1999                 10,000       $ 11,560,527       $(47,443,226)       $(35,882,699)
                                 ============       ============       ============        ============

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)

       (1)   BASIS OF PRESENTATION:

       These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 1999, its statements of operations for the six and three months ended June 30, 1999 and 1998 and its statement of cash flows for the six months ended June 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       (2)   NORTHLAND CABLE NEWS:

       Northland Cable News, Inc. ("NCN"), a wholly owned subsidiary of the Company, develops and distributes local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of June 30, 1999, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                  THREE MONTH PERIOD ENDED           SIX MONTH PERIOD ENDED
                                          JUNE 30,                          JUNE 30,
                                ----------------------------      ----------------------------
                                   1999             1998             1999             1998
                                -----------      -----------      -----------      -----------
INCOME STATEMENT                (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
INFORMATION:
Revenues from affiliates         $ 345,569        $ 357,683        $ 690,592        $ 747,194
Less:intercompany revenue         (181,303)        (195,105)        (362,606)        (399,104)
                                 ---------        ---------        ---------        ---------
            Total revenues         164,266          162,578          327,986          348,090

Operating expenses                 248,776          272,869          499,290          568,002
Other, net                          10,237             (861)          18,351            9,013
                                 ---------        ---------        ---------        ---------
Net loss                         $ (94,747)       $(109,430)       $(189,655)       $(228,925)
                                 =========        =========        =========        =========

                                            JUNE 30,          DECEMBER 31,
                                             1999                1998
                                          -----------         -----------
BALANCE SHEET                             (Unaudited)
INFORMATION:
    Current assets                        $ 1,985,959         $ 1,814,625
    Less: intercompany elimination         (1,769,640)         (1,413,971)
                                          -----------         -----------
                Total Assets              $   216,319         $   400,654
                                          ===========         ===========
    Current liabilities                   $    46,726         $    48,342
    Other liabilities                              --                  --
                                          -----------         -----------
                Total liabilities         $    46,726         $    48,342
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

Pro forma operating results of the Company for the three and six months ending June 30, 1998, assuming the acquisitions described above had been made as of the beginning of the period, are as follows:

                    THREE MONTH PERIOD ENDED JUNE 30,       SIX MONTH PERIOD ENDED JUNE 30,
                    ---------------------------------       -------------------------------
                                1998                                     1998
                                ----                                     ----
Service revenues            $ 14,200,000                             $ 28,400,000
                            ============                             ============
Net loss                    $ (3,500,000)                            $ (7,000,000)
                            ============                             ============


(4) DISCLOSURE OF IMPACT OF RECENT ACCOUNTING STANDARDS ISSUED AND NOT YET
ADOPTED:


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

As of June 30, 1999, the Company's cable systems served 126,949 basic subscribers, 41,217 premium subscribers, 38,563 tier subscribers and passed approximately 197,800 homes.

Revenues increased approximately $1.1 million or 3.9%, from $28.0 million to $29.1 million for the six months ended June 30, 1999. Of these revenues, approximately $21.2 million (72.9%) was derived from basic service charges, $2.3 million (7.9%) from premium services, $2.2 million (7.5%) from tier services, $600,000 (2.1%) from installation charges, $600,000 (2.1%) from service maintenance contracts, $1.0 million (3.4%) from advertising, and $1.2 million (4.1%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems; and
(ii) revenue from the higher penetration of new product tiers. Average monthly revenue per basic subscriber increased $1.47 or 4.0%, from $36.32 to $37.79 for the six months ended June 30, 1999. Average basic revenue per basic subscriber increased $1.26 or 4.8% from $26.31 to $27.57 for the six months ended June 30, 1999. On a pro forma basis, adjusting for the sale of the Woodburn system and the purchase of the Hamilton and Mount Shasta systems, revenues would have increased approximately $700,000 or 2.5%, from $28.4 million to $29.1 million. Average monthly revenue per basic subscriber would have increased $1.70 or 4.7%, from $36.09 to $37.79 for the six months ended June 30, 1999.

Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $300,000 or 3.2%, from $9.4 million to $9.7 million for the six months ended June 30, 1999. This increase is primarily attributable to: (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems. On a pro forma basis, operating expenses would have increased $200,000 or 2.1%, from $9.5 million to $9.7 million for the six months ended June 30, 1999 compared to the same period in 1998.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and reflected no significant change for the six months ended June 30, 1999 compared to the same period in 1998. On a pro forma basis, general and administrative expenses would have decreased $100,000 or 2.0%, from $5.1 million to $5.0 million for the six months ended June 30, 1999 compared to the same period in 1998.

Management fee increases for the six months ended June 30, 1999, are directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses decreased approximately $500,000 or 5.0%, from $10.1 million to $9.6 million for the six months ended June 30, 1999. Such decrease was the result of certain assets becoming fully depreciated and amortized in 1998.

Interest expense showed no significant change for the six months ended June 30, 1999 compared to the same period in 1998. Average outstanding indebtedness increased $4.8 million from $172.0 million to $176.8 million for the six months ended June 30, 1998 and 1999, respectively.


THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues increased approximately $700,000 or 5.0%, from $13.9 million to $14.6 million for the three months ended June 30, 1999. Of these revenues, approximately $10.7 million (73.3%) was derived from basic service charges, $1.1 million (7.5%) from premium services, $1.1 million (7.5%) from tier services, $300,000 (2.1%) from installation charges, $300,000 (2.1%) from service maintenance contracts, $500,000 (3.4%) from advertising, and $600,000 (4.1%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems; and (ii) revenue from the higher penetration of new product tiers. Average monthly revenue per basic subscriber increased $1.57 or 4.3%, from $36.51 to $38.08 for the three months ended June 30, 1999. Average basic revenue per basic subscriber increased $1.33 or 5.0% from $26.51 to $27.84 for the three months ended June 30, 1999. On a pro forma basis, adjusting for the sale of the Woodburn system and the purchase of the Hamilton and Mount Shasta systems, revenues would have increased approximately $400,000 or 2.8%, from $14.2 million to $14.6 million. Average monthly revenue per basic subscriber would have increased $1.80 or 5.0%, from $36.28 to $38.08 for the three months ended June 30, 1999.

Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $200,000 or 4.3%, from $4.7 million to $4.9 million for the three months ended June 30, 1999. This increase is primarily attributable to: (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems. On a pro forma basis, operating expenses would have increased $100,000 or 2.1%, from $4.8 million to $4.9 million for the three months ended June 30, 1999 compared to the same period in 1998.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees reflected no significant change for the three months ended June 30, 1999 compared to the same period in 1998. On a pro forma basis, general and administrative expenses would have decreased $100,000 or 3.8%, from $2.6 million to $2.5 million for the three months ended June 30, 1999 compared to the same period in 1998.

Management fee increases for the three months ended June 30, 1999, are directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses decreased approximately $100,000 or 2.0%, from $4.9 million to $4.8 million for the three months ended June 30, 1999. Such decrease was the result of certain assets becoming fully depreciated and amortized in 1998.

Interest expense increased approximately $100,000 or 2.3%, from $4.4 million to $4.5 million for the three months ended June 30, 1999 compared to the same period in 1998. Average outstanding indebtedness increased $5.1 million from $171.4 million to $176.5 million for the three months ended June 30, 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company's debt service obligations for the year ended December 31, 1999 are expected to be $19.1 million. The Company anticipates that cash flow from operations will be sufficient to service its debt and to fund capital expenditures through December 31, 1999. The Company's debt service obligations for the year ended December 31, 2000 are anticipated to be $19.4 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $4.0 million for the six months ended June 30, 1999. Adjustments to the $5.9 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $10.1 million of depreciation and amortization, decreases in current liabilities of $1.2 million and increases in amounts due to affiliates of approximately $800,000.

Net cash used in investing activities was $3.3 million for the six months ended June 30, 1999, and substantially consisted of $3.2 million in capital expenditures.

Net cash used by financing activities was approximately $1.1 million for the six months ended June 30, 1999. The Company made $1.1 million in principal payments on notes payable.

Net income (loss) before charges for interest, taxes, depreciation and amortization ("EBITDA") increased approximately $500,000 or 8.3%, from $6.0 million to $6.5 million for the three months ended June 30, 1999. EBITDA as a percentage of revenues ("EBITDA Margin") increased from 43.2% to 44.5% for the three months ended June 30, 1999. These changes were attributable primarily to the aforementioned increases in revenues. On a pro forma basis, EBITDA would have increased $400,000 or 6.6%, from $6.1 million to $6.5 million and EBITDA Margin would have increased from 43.0% to 44.5% for the three months ended June

30, 1999. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Net cash provided by operating activities was $5.4 million for the six months ended June 30, 1998. Adjustments to the $690,000 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $10.5 million of depreciation and amortization, gain on sale of assets of $6.0 million due to the sale of the Woodburn System and increases in current liabilities.

Net cash used in investing activities was $64.8 million for the six months ended June 30, 1998. Net cash used consisted primarily of $69.9 million used for the South Carolina Acquisitions and the Hamilton System Acquisition, $1.7 million in capital expenditures and $6.9 million in proceeds from the sale of the Woodburn System.

Net cash provided by financing activities was approximately $60.0 million for the six months ended June 30, 1998. The Company had $68.0 million in additions to long term debt related to the South Carolina Acquisitions and made $7.8 million of principal payments on notes payable.

The Company has a revolving credit and term loan agreement with a group of lending banks (the "Senior Credit Facility"), providing a $75.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"). As of June 30, 1999, approximately $15.0 was available to borrow by the Company under it's Revolver. The Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Quarterly Operating Cash Flow (as defined) to interest expense) of at least 1.25 to 1.00 initially, increasing over time to 2.25 to 1.00; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.00; (C) a pro forma debt service ratio (the ratio of the Company's Annualized Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.20 to 1.00; and (D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than 6.75 to 1.0, decreasing over time to 4.00 to 1.00. As of June 30, 1999, the Company was in compliance with covenants of the Senior Credit Facility.

At June 30, 1999, the outstanding balance under the Senior Credit Facility was $76.2 million. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $62.9 million fixed at 8.53% under the terms of a self-amortizing interest rate swap agreement with the Company's lender expiring December 31, 2000; $7.0 million fixed at 7.73% under the terms of a interest rate swap agreement with the Company's lender expiring December 4, 2000; $3.5 million at a LIBOR based rate of 8.13% expiring September 30, 1999; $2.8 million at a LIBOR based rate of 7.94% expiring September 3, 1999. The balance of $76,000 bears interest at the prime rate plus 1.50% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.

CAPITAL EXPENDITURES

For the three months ended June 30, 1999, the Company incurred capital expenditures of approximately $1.8 million. Capital expenditures included: (i) expansion and improvements of cable properties; (ii) additions to plant and equipment; and (iii) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $3.9 million in capital expenditures for the remainder of 1999 and approximately $7.5 million in 2000. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches, extensions of distribution facilities to add new subscribers and general maintenance. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.


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

Pro forma operating results of the Company for the three and six months ending June 30, 1998, assuming the acquisition of systems and the disposition of assets described above had been made as of the beginning of the of 1998, are disclosed in Note (3) to the financial statements.


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

        None

ITEM 3 Defaults upon senior securities

        None

ITEM 4 Submission of matters to a vote of security holders

        None

ITEM 5 Other information

        None

ITEM 6 Exhibits and Reports on Form 8-K


        (a) Exhibit index

            27.0  Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

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

                 Northland Cable Television, Inc. and Subsidiary


       SIGNATURES                               CAPACITIES                         DATE
       ----------                               ----------                         ----


/s/    Richard I. Clark           Director, Vice President, Treasurer and     August 12, 1999
------------------------------    Assistant Secretary
        Richard I. Clark


/s/      Gary S. Jones            Vice President and Chief Financial          August 12, 1999
------------------------------    Officer
         Gary S. Jones