Form 10-Q
period 1999-09-30
NORTHLAND CABLE TELEVISION INC
filed 1999-11-15
CIK 1051920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended SEPTEMBER 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______to________

                        Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

              STATE OF WASHINGTON                                         91-1311836
----------------------------------------------               ------------------------------------
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

Registrant's telephone number, including area code: (206) 621-1351
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

This filing contains __ pages. Exhibits index appears on page __.

PART 1 -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               September 30,       December 31,
                                                                   1999               1998
                                                            ----------------     --------------
                                                              (Unaudited)
                                     ASSETS
Current Assets:
  Cash                                                      $   3,747,776         $   2,750,972
  Due from affiliates                                             227,723               106,454
  Accounts receivable                                           2,158,109             2,043,581
  Prepaid expenses                                                610,805               285,591
                                                            -------------         -------------
     Total current assets                                       6,744,413             5,186,598
                                                            -------------         -------------
Investment in Cable Television Properties:
Property and equipment, net of accumulated
  depreciation of $38,466,101 and $33,113,526,
  respectively                                                 55,288,925            56,910,983
Franchise agreements, net of accumulated
  amortization of $27,649,419 and $20,153,805,
  respectively                                                 73,076,334            80,571,948
Goodwill, net of accumulated
  amortization of $2,177,105 and $2,047,272,
  respectively                                                  4,747,328             4,877,161
Other intangible assets, net of accumulated
  amortization of $5,313,793 and $3,867,502,
  respectively                                                  7,718,912             9,039,564
                                                            -------------         -------------
     Total investment in cable television properties          140,831,499           151,399,656
                                                            -------------         -------------
     Total assets                                           $ 147,575,912         $ 156,586,254
                                                            =============         =============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                          $      93,461         $     773,233
  Accrued expenses                                              8,203,838             6,250,827
  Converter deposits                                              110,302               109,311
  Subscriber prepayments                                        1,810,436             1,846,362
  Due to affiliates                                               545,111               246,244
  Current portion of notes payable                              2,812,500             2,250,000
                                                            -------------         -------------
     Total current liabilities                                 13,575,648            11,475,977

Notes payable                                                 172,840,000           175,090,000
                                                            -------------         -------------
     Total liabilities                                        186,415,648           186,565,977
                                                            -------------         -------------

Shareholder's Deficit:
  Common stock (par value  $1.00 per share,
     authorized 50,000 shares; 10,000
     shares issued and outstanding)
     and additional paid-in capital                            11,560,527            11,560,527
   Accumulated deficit                                        (50,400,263)          (41,540,250)
                                                            -------------         -------------
     Total shareholder's deficit                              (38,839,736)          (29,979,723)
                                                            -------------         -------------
Total liabilities and shareholder's deficit                 $ 147,575,912         $ 156,586,254
                                                            =============         =============

The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                    For the nine months ended
                                                                          September 30,
                                                               ---------------------------------
                                                                   1999                 1998
                                                               ------------         ------------
                                                               (Unaudited)          (Unaudited)
Revenues:
  Service revenues                                             $ 43,434,372         $ 41,392,574
  Programming and production revenues from affiliates               478,860              504,825
                                                               ------------         ------------
            Total Revenues                                       43,913,232           41,897,399
                                                               ------------         ------------
Expenses:
  Cable system operations (including
     $188,939 and $88,662, net paid to affiliates
     in 1999 and 1998, respectively)                             14,486,333           14,033,724
  General and administrative (including
     $3,892,793 and $4,184,857, net paid to affiliates
     in 1999 and 1998, respectively)                              7,805,905            7,565,267
  Management fees paid to parent                                  2,161,376            2,065,929
  Depreciation and amortization                                  14,424,547           15,048,472
                                                               ------------         ------------
            Total operating expenses                             38,878,161           38,713,392
                                                               ------------         ------------

Income from operations                                            5,035,071            3,184,007

Other income (expense):
   Interest expense                                             (13,451,499)         (13,331,131)
   Interest income                                                  157,655               82,572
   Other expense                                                    (28,803)             (17,937)
   (Loss) gain on disposal of assets                               (572,437)           5,712,642
                                                               ------------         ------------
                                                                (13,895,084)          (7,553,854)
                                                               ------------         ------------


Net loss                                                       $ (8,860,013)        $ (4,369,847)
                                                               ============         ============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                  For the three months ended
                                                                         September 30,
                                                              ---------------------------------
                                                                  1999                 1998
                                                              ------------         ------------
                                                              (Unaudited)          (Unaudited)
Revenues:
  Service revenues                                            $ 14,646,615         $ 13,706,162
  Programming and production revenues from affiliates              150,874              156,735
                                                              ------------         ------------
            Total Revenues                                      14,797,489           13,862,897
                                                              ------------         ------------
Expenses:
  Cable system operations (including
     $60,444 and $40,798, net paid to affiliates
     in 1999 and 1998, respectively)                             4,771,213            4,598,809
  General and administrative (including
     $1,431,260 and $1,404,440, net paid to affiliates
     in 1999 and 1998, respectively)                             2,836,432            2,588,253
  Management fees paid to parent                                   727,417              683,505
  Depreciation and amortization                                  4,827,404            4,980,701
                                                              ------------         ------------
            Total operating expenses                            13,162,466           12,851,268
                                                              ------------         ------------

Income from operations                                           1,635,023            1,011,629

Other income (expense):
   Interest expense                                             (4,514,464)          (4,430,903)
   Interest income                                                  47,626               29,591
   Other expense                                                    (3,088)                (189)
   Loss on disposal of assets                                     (122,134)            (287,764)
                                                              ------------         ------------
                                                                (4,592,060)          (4,689,265)
                                                              ------------         ------------


Net loss                                                      $ (2,957,037)        $ (3,677,636)
                                                              ============         ============

The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                     For the nine months ended
                                                                            September 30,
                                                                 ---------------------------------
                                                                     1999                 1998
                                                                 ------------         ------------
                                                                 (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $ (8,860,013)        $ (4,369,847)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                                   14,424,546           15,048,473
   Amortization of loan costs                                         684,024              680,819
   Loss (gain) on disposal of assets                                  572,437           (5,712,642)
   (Increase) decrease in operating assets:
     Accounts receivable                                             (114,528)            (463,083)
     Prepaid expenses                                                (325,214)            (306,030)
     Due from affiliates                                             (121,269)             309,281
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                          1,273,239            3,741,984
     Due to affiliates                                                298,867              602,417
     Converter deposits                                                   991                  849
     Subscriber prepayments                                           (35,926)             592,981
                                                                 ------------         ------------
Net cash from operating activities                                  7,797,154           10,125,202
                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems                                               --          (69,951,327)
Investment in cable television properties                          (5,008,146)          (3,936,712)
Proceeds from disposal of assets                                       20,935                   --
Proceeds from sale of cable television system                              --            7,107,871
Franchise fees and other intangibles                                 (125,639)             (83,459)
                                                                 ------------         ------------
Net cash used in investing activities                              (5,112,850)         (66,863,627)
                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                --           68,027,779
Principal payments on borrowings                                   (1,687,500)          (8,050,532)
Loan fees and other costs incurred                                         --             (249,514)
                                                                 ------------         ------------
Net cash (used  in) provided from financing activities             (1,687,500)           5,972,733
                                                                 ------------         ------------

INCREASE  IN CASH                                                     996,804            2,989,308

CASH, beginning of period                                           2,750,972            1,238,581

                                                                 ------------         ------------
CASH, end of period                                              $  3,747,776         $  4,227,889
                                                                 ============         ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                      $ 10,205,334         $ 10,742,293
                                                                 ============         ============

   Cash paid during the period for state income taxes            $     28,803         $     17,936
                                                                 ============         ============

The accompanying notes to unaudited financial statements is an integral part of these statements

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)

(1)  BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1999, its statements of operations for the nine and three months ended September 30, 1999 and 1998 and its statement of cash flows for the nine months ended September 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)  NORTHLAND CABLE NEWS:

Northland Cable News, Inc. ("NCN"), a wholly owned subsidiary of the Company, develops and distributes local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of September 30, 1999, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                  THREE MONTH PERIOD ENDED SEPT 30,          NINE MONTH PERIOD ENDED SEPT 30,
                                  ---------------------------------         ---------------------------------
                                       1999                1998                 1999                  1998
                                   -----------         -----------          -----------           -----------
INCOME STATEMENT INFORMATION       (Unaudited)         (Unaudited)          (Unaudited)           (Unaudited)
Revenues from affiliates            $ 328,652           $ 335,365           $ 1,019,244           $ 1,082,559
Less:intercompany revenue            (177,778)           (178,630)             (540,384)             (577,734)
                                    ---------           ---------           -----------           -----------
            Total revenues            150,874             156,735               478,860               504,825

Operating expenses                    246,519             260,823               745,809               828,826
Other, net                              1,436                (309)               19,787                 8,703
                                    ---------           ---------           -----------           -----------
            Net loss                $ (97,081)          $(103,779)          $  (286,736)          $  (332,704)
                                    =========           =========           ===========           ===========

                                          SEPTEMBER 30,            DECEMBER 31,
                                              1999                     1998
                                           ----------               -----------
BALANCE SHEET INFORMATION                  (Unaudited)
Current assets                             $ 2,132,005              $ 1,814,625
Less: intercompany elimination              (1,924,621)              (1,413,971)
                                           -----------              -----------
   Total Assets                                207,384                  400,654
                                           ===========              ===========

Current liabilities                            112,074                   48,342
Other liabilities                                   --                       --
                                           -----------              -----------
   Total liabilities                       $   112,074              $    48,342
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

Pro forma operating results of the Company for the three and nine months ending September 30, 1998, assuming the acquisitions described above had been made as of the beginning of the period, are as follows:

                               THREE MONTH PERIOD ENDED SEPT 30,    NINE MONTH PERIOD ENDED SEPT 30,
                               ---------------------------------    --------------------------------
                                            1998                                1998
                                        ------------                        ------------
Service revenues                        $ 14,300,000                        $ 42,700,000
                                        ============                        ============
Net loss                                $ (3,600,000)                       $(10,600,000)
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

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). SFAS No. 137 defers the effective date of SFAS No. 133 for fiscal years beginning after June 15, 2000.

The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

As of September 30, 1999, the Company's cable systems served 126,990 basic subscribers, 41,177 premium subscribers, 39,576 tier subscribers and passed approximately 197,800 homes.

Revenues increased approximately $2.0 million or 4.8%, from $41.9 million to $43.9 million for the nine months ended September 30, 1999. Of these revenues, approximately $31.9 million (72.7%) was derived from basic service charges, $3.4 million (7.7%) from premium services, $3.3 million (7.4%) from tier services, $1.0 million (2.3%) from installation charges, $800,000 (1.8%) from service maintenance contracts, $1.6 million (3.6%) from advertising, and $1.9 million (4.3%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems; and
(ii) revenue from the higher penetration of new product tiers; and (iii) the acquisition of the Hamilton and Mount Shasta systems offset by the disposition of the Woodburn system. Average monthly revenue per basic subscriber increased $1.58 or 4.3%, from $36.63 to $38.21 for the nine months ended September 30, 1999. Average basic revenue per basic subscriber increased $1.33 or 5.0% from $26.42 to $27.75 for the nine months ended September 30, 1999. On a pro forma basis, adjusting for the aforementioned acquisitions and disposition, revenues would have increased approximately $1.2 million or 2.8%, from $42.7 million to $43.9 million. Average monthly revenue per basic subscriber would have increased $1.77 or 4.9%, from $36.44 to $38.21 for the nine months ended September 30, 1999.

Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $500,000 or 3.6%, from $14.0 million to $14.5 million for the nine months ended September 30, 1999. This increase is primarily attributable to: (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems. On a pro forma basis, operating expenses would have increased $200,000 or 1.4%, from $14.3 million to $14.5 million for the nine months ended September 30, 1999 compared to the same period in 1998.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, and marketing expenses, increased approximately $200,000 or 2.6%, from $7.6 million to $7.8 million for the nine months ended September 30, 1999. On a pro forma basis, general and administrative expenses would have no significant change for the nine months ended September 30, 1999 compared to the same period in 1998.

Management fee increases for the nine months ended September 30, 1999, are directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses decreased approximately $600,000 or 4.0%, from $15.0 million to $14.4 million for the nine months ended September 30, 1999. Such decrease was the result of certain assets becoming fully depreciated offset by depreciation and amortization of recent purchases of plant and equipment.

Interest expense increased approximately $200,000 or 1.5%, from $13.3 million to $13.5 million for the nine months ended September 30, 1999. Average outstanding indebtedness increased $4.4 million from $172.1 million to $176.5 million for the nine months ended September 30, 1998 and 1999, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues increased approximately $900,000 or 6.5%, from $13.9 million to $14.8 million for the three months ended September 30, 1999. Of these revenues, approximately $10.6 million (71.6%) was derived from basic service charges, $1.1 million (7.4%) from premium services, $1.1 million (7.4%) from tier services, $400,000 (2.7%) from installation charges, $300,000 (2.0%) from service maintenance contracts, $600,000 (4.1%) from advertising, and $700,000 (4.8%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems; and (ii) revenue from the higher penetration of new product tiers; (iii) the December 1998 acquisition of the Mount Shasta, California system. Average monthly revenue per basic subscriber increased $1.81 or 4.9%, from $37.25 to $39.06 for the three months ended September 30, 1999. Average basic revenue per basic subscriber increased $1.48 or 5.6% from $26.64 to $28.12 for the three months ended September 30, 1999. Excluding the impact of the Mount Shasta acquisition, revenues would have increased approximately $500,000 or 3.5%, from $14.3 million to $14.8 million. Average monthly revenue per basic subscriber would have increased $1.92 or 5.2%, from $37.14 to $39.06 for the three months ended September 30, 1999.

Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $200,000 or 4.3%, from $4.6 million to $4.8 million for the three months ended September 30, 1999. Excluding the impact of the Mount Shasta acquisition, operating expenses would have no significant change for the three months ended September 30, 1999 compared to the same period in 1998.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, increased $200,000 or 7.7%, from $2.6 million to $2.8 million for the three months ended September 30, 1999 compared to the same period in 1998. Excluding the impact of the Mount Shasta acquistion, general and administrative expenses would have increased $100,000 or 3.7%, from $2.7 million to $2.8 million for the three months ended September 30, 1999 compared to the same period in 1998.

Management fee increases for the three months ended September 30, 1999, are directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses decreased approximately $200,000 or 4.0%, from $5.0 million to $4.8 million for the three months ended September 30, 1999. Such decrease was the result of certain assets becoming fully depreciated offset by depreciation and amortization of recent purchases of plant and equipment.

Interest expense increased approximately $100,000 or 2.3%, from $4.4 million to $4.5 million for the three months ended September 30, 1999 compared to the same period in 1998. Average outstanding indebtedness increased $7.8 million from $168.1 million to $175.9 million for the three months ended September 30, 1998 and 1999, respectively.

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

Net cash provided by operating activities was $7.8 million for the nine months ended September 30, 1999. Adjustments to the $8.9 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $15.1 million of depreciation and amortization, and increases in current liabilities of $1.3 million.

Net cash used in investing activities was $5.1 million for the nine months ended September 30, 1999, and substantially consisted of $5.0 million in capital expenditures.

Net cash used by financing activities was approximately $1.7 million for the nine months ended September 30, 1999. The Company made $1.7 million in principal payments on notes payable.

Net income (loss) before charges for interest, taxes, depreciation and amortization ("EBITDA") increased approximately $500,000 or 8.3%, from $6.0 million to $6.5 million for the three months ended September 30, 1999. EBITDA as a percentage of revenues ("EBITDA Margin") increased from 43.2% to 43.9% for the three months ended September 30, 1999. These changes were attributable primarily to the aforementioned increases in revenues. On a pro forma basis, EBITDA would have increased $400,000 or 6.6%, from $6.1 million to $6.5 million and EBITDA Margin would have increased from 42.7% to 43.9% for the three months ended September 30, 1999. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Net cash provided by operating activities was $9.5 million for the nine months ended September 30, 1998. Adjustments to the $4.4 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $15.7 million of depreciation and amortization, gain on sale of assets of $5.7 million primarily due to the sale of the Woodburn System and increases in current liabilities of $4.3 million.

Net cash used in investing activities was $66.9 million for the nine months ended September 30, 1998. Net cash used consisted primarily of $70 million used for the South Carolina Acquisitions and the Hamilton System Acquisition, $3.9 million in capital expenditures and $7.1 million in proceeds primarily from the sale of the Woodburn System.

Net cash provided by financing activities was approximately $60.3 million for the nine months ended September 30, 1998. The Company had $68.0 million in additions to long term debt related to the South Carolina Acquisitions and made $8.1 million of principal payments on notes payable.

The Company has a revolving credit and term loan agreement with a group of lending banks (the "Senior Credit Facility"), providing a $75.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"). As of September 30, 1999, approximately $15.0 was available to borrow by the Company under it's Revolver. The Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Quarterly Operating Cash Flow (as defined) to interest expense) of at least 1.25 to 1.00 initially, increasing over time to 2.25 to 1.00; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.00; (C) a pro forma debt service ratio (the ratio of the Company's Annualized Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.20 to 1.00; and (D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than 6.75 to 1.0, decreasing over time to 4.00 to 1.00. As of September 30, 1999, the Company was in compliance with covenants of the Senior Credit Facility.

At September 30, 1999, the outstanding balance under the Senior Credit Facility was $75.7 million. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $62.3 million fixed at 8.53% under the terms of a self-amortizing interest rate swap agreement with the Company's lender expiring December 31, 2000; $7.0 million fixed at 7.73% under the terms of a interest rate swap agreement with the Company's lender expiring December 4, 2000; $3.5 million at a LIBOR based rate of 8.31% expiring December 30, 1999; $2.8 million at a LIBOR based rate of 8.31% expiring December 3, 1999. The balance of $76,000 bears interest at the prime rate plus 1.50% (currently 9.75%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.

CAPITAL EXPENDITURES

For the three months ended September 30, 1999, the Company incurred capital expenditures of approximately $1.8 million. Capital expenditures included: (i) expansion and improvements of cable properties; (ii) additions to plant and equipment; and (iii) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $2.7 million in capital expenditures for the remainder of 1999 and approximately $6.5 million in 2000. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches, extensions of distribution facilities to add new subscribers and general maintenance. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.

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

Pro forma operating results of the Company for the three and nine months ending September 30, 1998, assuming the acquisition of systems and the disposition of assets described above had been made as of the beginning of the of 1998, are disclosed in Note (3) to the financial statements.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

     27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

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

                 Northland Cable Television, Inc. and Subsidiary


        SIGNATURES                        CAPACITIES                       DATE
        ----------                        ----------                       ----

/s/ Richard I. Clark         Director, Vice President, Treasurer and       November 15, 1999
------------------------     Assistant Secretary
    Richard I. Clark



/s/ Gary S. Jones            Vice President and Chief Financial            November 15, 1999
------------------------     Officer
    Gary S. Jones

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Northland Cable Television, Inc. and Subsidiary


        SIGNATURES                        CAPACITIES                          DATE
        ----------                        ----------                          ----

                             Director, Vice President, Treasurer and
------------------------     Assistant Secretary                              ----------------
    Richard I. Clark



                             Vice President and Chief Financial               ----------------
------------------------     Officer
    Gary S. Jones