Form 10-K
period 1999-12-31
NORTHLAND CABLE TELEVISION INC
filed 2000-03-30
CIK 1051920

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

                   For the fiscal year ended DECEMBER 31, 1999

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

                   10 1/4% SENIOR SUBORDINATED NOTES DUE 2007
                   ------------------------------------------
                                (Title of class)

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

                                     PART I

ITEM 1. BUSINESS

   Northland Cable Television, Inc. (the "Company"), a Washington Corporation, was formed in October 1985 and owns and operates 40 cable television systems serving small cities, towns, and rural communities in California, Georgia, South Carolina, Texas and Washington (collectively the "Systems"). The Company is a wholly owned subsidiary of Northland Telecommunications Corporation ("NTC") which, together with the Company and its other affiliates, has specialized in providing cable television and related services in non-urban markets since 1981. Other subsidiaries of NTC include:

        NORTHLAND COMMUNICATIONS CORPORATION ("NCC") - formed in March 1981 and principally involved in the ownership and management of cable television systems. NCC is the sole shareholder of Northland Cable Properties, Inc.

                NORTHLAND CABLE PROPERTIES, INC. ("NCPI") - formed in February 1995 and principally involved in the direct ownership of local cable television systems. At December 31, 1999, NCPI is the majority member of Northland Cable Ventures LLC.

                        NORTHLAND CABLE VENTURES LLC ("NCV") - formed in June 1998 and principally involved in the direct ownership of local cable television systems.

        NORTHLAND CABLE SERVICES CORPORATION ("NCSC") - formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems and is the sole shareholder of Cable Ad-Concepts.

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

                CORSICANA MEDIA, INC. - purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

        Since closing its initial acquisition in 1986, The Company has continued to target, negotiate and complete acquisitions of cable systems and integrate the operation of such systems. In many communities, the Company offers its exclusive local news and information programming, produced by the Company's wholly owned subsidiary, Northland Cable News, Inc. The Company has increased its basic and premium subscribers through strategic acquisitions, selective system upgrades and extensions of its cable systems. As of December 31, 1999, the total number of basic subscribers served by the Systems was 126,522, and the Company's penetration rate (basic subscribers as a percentage of homes passed) was approximately 64%.

        The Company has 90 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2022, have been granted by local and county authorities in the areas in which the Systems operate.

        Franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

    THE SYSTEMS

        The Company's systems are divided into four geographical regions. Unless otherwise indicated, all operating statistical data set forth in the following table and the region-by-region description of the Systems which follows are as of December 31, 1999.

                                                                                                              AVERAGE
                                                                                                              MONTHLY
                                                                 PERCENT OF                                   REVENUE
                                      BASIC                         BASIC       PREMIUM                         PER         EBITDA
                       HOMES       SUBSCRIBERS       BASIC       SUBSCRIBERS    SERVICE       PREMIUM          BASIC        MARGIN
     REGION          PASSED(1)         (2)        PENETRATION        (3)       UNITS(4)     PENETRATION     SUBSCRIBER      (5)(6)
     ------          ---------     -----------    -----------    -----------   --------     -----------     ----------      ------
So. Carolina
  /Georgia......      95,825        59,870           62.5%          47.3%       20,861          34.9%          $40.01        43.6%
Washington......      34,925        24,907           71.3%          19.7%        6,318          25.4%          $37.47        42.7%
Texas...........      47,950        29,167           60.8%          23.1%        8,300          28.5%          $35.91        46.1%
California......      19,090        12,578           65.9%           9.9%        4,294          34.1%          $34.93        42.5%
                     -------       -------           ----          -----        ------          ----           ------        ----
Total Systems...     197,790       126,522           64.0%         100.0%       39,773          31.4%          $38.05        44.0%

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

(6) EBITDA Margin for "Total Systems" includes Northland Cable News, Inc.'s net operating results.

        The South Carolina/Georgia Region. The South Carolina/Georgia Region consists of ten headends serving 59,870 subscribers. Four headends, located in Aiken, Greenwood and Clemson, South Carolina and Statesboro, Georgia, serve 53,577 subscribers or 89.5% of the total subscribers in the region. The region is currently operated from four primary local offices located in Aiken, Greenwood, Clemson and Statesboro.

        Clemson, South Carolina. The Clemson area systems serve 15,259 subscribers from three headends, one of which is expected to be eliminated through interconnection. The Clemson system, which is home to Clemson University, is the largest system, serving 12,631 subscribers, and is in the final stages of a 400 MHz rebuild project. Approximately 80% of the subscribers are served by plant with 400 MHz channel capacity. The Company is culminating an intensive five-year capital plan for the Clemson area systems which includes the installation of a fiber optic backbone designed to ultimately support a 750 MHz capacity. The Company is also planning to offer digital television service in the Clemson system by year-end 2000. Additionally, the Clemson area systems have a strong advertising sales effort, and their principal office and headend sites are owned by the Company.

        Aiken, South Carolina. The Aiken area systems serve 17,690 subscribers from three headends. The Aiken headend serves 89.2% of the subscribers, has a 550 MHz channel capacity and is addressable. The Aiken area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, textiles, industrial robotics, gardening seeds and prefabricated homes. The largest employer in the Aiken area is the Westinghouse Savannah River Company. The office and two of the headend sites are owned by the Company.

        Greenwood, South Carolina. The Greenwood area systems serve 17,958 subscribers from three headends. The Greenwood headend serves 90.2% of the subscribers and has a minimum of 400 MHz channel capacity. The Company plans to begin the upgrade of the Greenwood system to 550 MHz capacity in 2000. Although this system currently employs fiber optic technology, the Company has begun construction of the an expansion of the fiber optic backbone designed to support 870 MHz capacity. Additionally, a fiber optic backbone interconnect is being constructed to the Saluda and Edgefield systems. The Greenwood area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, textiles, industrial robotics, gardening seeds and prefabricated homes. The Company owns all three of its headend sites.

        Statesboro, Georgia. The Statesboro system serves 8,963 subscribers from a single headend with approximately 90% of the subscribers served by 450 MHz channel capacity. The first phase construction of a fiber backbone has begun with ability to deliver 870 MHz of bandwidth. The Statesboro system offers Northland Cable News, has a strong advertising sales effort and its office and headend site are owned by the Company. Statesboro, which is home to Georgia Southern University, has experienced steady population growth, with a compound annual growth rate for the period 1990 to 1995 of 2.4%, more than double the national average of 1.1%, in each case according to the U.S. Bureau of Census.

        The Washington Region. The Washington Region serves 24,907 subscribers from five headends and is operated from three offices located in Port Angeles, Bainbridge Island, and Moses Lake, Washington. The three largest headends serve 20,534 subscribers, or 82.4% of the Company's total subscribers in the region.

        Port Angeles, Washington. The Port Angeles system serves 8,312 subscribers from one headend. The system utilizes a fiber optic backbone designed to support a 750 MHz capacity with all of the subscribers served by 330 MHz capacity plant. A 550 MHz upgrade is planned to begin in early 2001. The system provides Northland Cable News, which acts as a major news source for the area. Port Angeles is located near the Olympic National Park and is the county seat for Clallam County. The system's office and headend sites are owned by the Company.

        Bainbridge Island, Washington. The Bainbridge Island system serves 5,435 subscribers from one headend. Although physically close to Seattle, hilly terrain makes for poor off-air reception in many areas of the island. The construction of a fiber optic backbone designed to support a 750 MHz capacity is 80% accomplished, with completion expected by early 2001. A 550 MHz upgrade is now 70% accomplished, with completion expected in year-end 2001. The system's combination office and headend site is owned. The system also launched high-speed internet service to its subscribers in the first quarter of 1999 and has achieved a penetration of 4% of subscribers.

        Moses Lake, Washington. The Moses Lake area systems serve 11,160 subscribers from three headends. The Moses Lake headend serves 60.8% of the subscribers and was recently upgraded to 450 MHz channel capacity which included the expansion of the fiber optic backbone designed to support a 750 MHz capacity. The Company launched a new product digital tier in the fourth quarter of 1999 that it believes will enhance the financial performance of that system. In addition to the 53 analog channels, 103 digital channels were added including, 17 basic, 14 pay, 32 pay-per-view, and 40 audio. The office, three headend sites and a microwave site are owned by the Company. The three headends are interconnected via microwave for the delivery of certain off-air broadcast signals imported from the Seattle and Spokane, Washington markets and TVW which is a state version of C-SPAN. Each system maintains a separate headend facility for reception and distribution of satellite signals. An upgrade of the Othello system to 450 MHz is in progress. The Ephrata system is intended to be upgraded to 450 MHz capacity by year-end 2001. The Moses Lake area, located in central Washington State, has experienced a compound annual growth rate of its population for the period 1990 through 1995 of 3.3%, well above the national average.

        The Texas Region. The Texas Region is characterized by smaller systems, with 18 headends serving 29,167 subscribers. Two of the region's headends are scheduled to be interconnected by year-end 2000. Seven headends currently serve 69.3% of the subscribers. Additionally, the Company's management structure allows it to achieve operating efficiencies, as only five local offices are required to service the region.

        Stephenville, Texas. The Stephenville area systems serve 7,218 subscribers from a cluster of four headends. Stephenville is home to Tarleton State College, an affiliate of Texas A&M University. Approximately 94.4% of the subscribers currently are served by plant with 400 MHz or better capacity. The systems have experienced steady growth in their tier subscriptions. The office and three of the headend sites are owned by the Company.

    Mexia, Texas. The Mexia area systems serve 8,484 subscribers from a cluster of seven headends, with the two largest headends, Mexia and Fairfield/Teague, serving 70.4% of the subscribers. Approximately 87.1% of subscribers currently are serviced by plant with 400 MHz capacity, with the Mexia headend utilizing a fiber optic backbone. The Mexia area has a diversified economy with Nucor Steel, Inc. as a major employer.

        Marble Falls, Texas. The Marble Falls area systems serve 8,136 subscribers from a cluster of five headends. In February 1999 the Company completed a fiber optic interconnect of the Kingsland system to the Marble Falls system, thereby eliminating an additional headend. With the completion of the Kingsland interconnect, approximately 64.9% of the subscribers in the area are served from a single headend. Currently under construction is a fiber backbone interconnect to tie the Burnet system to the Marble Falls system. This will eliminate an additional headend and increase the percentage of area subscribers served by the Marble Falls system to approximately 78.6%. The combination office and headend site in Marble Falls is owned by the Company. The Burnet system is currently at 450 MHz capacity and over the next three to five years the remaining systems in the Marble Falls area are scheduled to be upgraded to 400 MHz or 550 MHz capacity. The Marble Falls region is a popular outdoor recreation and retirement area for families from nearby Austin and San Antonio. The population growth rate in the area is 3.7%, in excess of three times the national average.

        The remaining three headends in the Texas region serve 5,329 subscribers, with all of the subscribers served by plant with 330 MHz capacity or better.

        The California Region. The California Region serves 12,578 subscribers from seven headends, which are operated from three offices located in Yreka, Oakhurst and Mount Shasta, California. Three headends serve 10,886 subscribers or 86.5% of the total subscribers in the region.

        Oakhurst, California. The Oakhurst, California area is one of the entrances to Yosemite National Park. The Oakhurst area systems serve 4,695 subscribers from a cluster of five headends. The Oakhurst headend serves 64.0% of the subscribers in the area. An upgrade of the Oakhurst system to 450 MHz capacity is in process, and 90.0% of Oakhurst system's subscribers are served by 450 MHz capacity plant. The entire Oakhurst system upgrade will be completed by 2002. The current upgrade plan includes the construction of a fiber optic backbone, with the interconnect and subsequent elimination of one headend.

        Yreka, California. The Yreka, California system, located near Mt. Shasta National Park, serves 3,311 subscribers from a single headend. Yreka is the county seat of Siskiyou County. The Yreka system currently has 330 MHz capacity. An upgrade of the system to 450 MHz capacity is now approximately 28% complete with completion projected by year-end 2001. The Yreka office and headend sites are owned by the Company.

        Mount Shasta, California. The Mount Shasta, California system, serves 4,572 subscribers from a primary headend and is located in close proximity to the Company's Yreka system. The system sits at the base of 14,162 foot Mt. Shasta, which attracts tourists year round with skiing, hiking and golf courses nearby. The communities of Mount Shasta, Dunsmuir and Weed are connected by fiber optic backbone and the community of McCloud is connected via AML microwave. Portions of the system serving approximately 85% of the subscribers are currently at 330 MHz capacity with the remaining 15% at 450 MHz. The completion of an upgrade to 450 MHz is planned in 2001. The Mount Shasta area has a strong economic base. Forestry, forest services and tourism are the major industries. Annual population growth from 1990 through 1997 averaged 2.3% in the area.

        As of December 31, 1999, the Company had approximately 214 full-time employees and 6 part-time employees. Fourteen of the Company's employees at its Moses Lake, Washington system are represented by a labor union. The Company considers its relations with its employees to be good.

        The Company's cable television business generally is not considered seasonal. Its business is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No customer accounts for 10% or more of revenues. No material portion of the Company's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of any governmental unit, except that franchise agreements may be terminated or modified by the franchising authorities as noted above. During the last year, the Company did not engage in any research and development activities.

        Company revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into three categories: basic subscribers, tier subscribers and premium subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Tier subscribers" are households that subscribe to an additional level of programming service, the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more

"pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, The Movie Channel, Encore and Starz.

COMPETITION

        Cable television systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems. Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, internet data delivery and internet video delivery. The following provides a summary description of these sources of competition.

BROADCAST TELEVISION

        Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC will provide incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

OVERBUILDS

        Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area. This is known as an "overbuild." Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system such as headends, trunk lines and drops to individual subscribers homes throughout the franchise areas.

        Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction. See "Regulation and Legislation" below. It is therefore possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Company cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Company's cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Company's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

DIRECT BROADCAST SATELLITE SERVICE

        High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 10 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. In addition to emerging high-powered DBS competition, cable television systems face competition from several low-powered providers, whose service requires use of much larger home satellite dishes. The availability of DBS equipment at reasonable prices, and the relative attractiveness of the programming options offered by the cable television industry and direct broadcast satellite competitors will impact the ability of providers of DBS service providers to compete successfully with the cable television industry.

PRIVATE CABLE

        Additional competition is provided by private cable television systems, known as satellite master antenna television, serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of these private complexes. Operators of private cable, which do not cross public rights of way, are free from the federal, state and local regulatory requirements imposed on franchised cable television operators.

MULTICHANNEL MULTIPOINT DISTRIBUTION SERVICE SYSTEMS

        Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service systems, commonly called wireless cable, which are licensed to serve specific areas. Multichannel, multipoint distribution service systems use low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. This industry is less capital intensive than the cable television industry, and it is therefore more practical to construct systems using this technology in areas of lower subscriber penetration.

REGULATION AND LEGISLATION

        SUMMARY

        The following summary addresses the key regulatory developments and legislation affecting the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time.

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

        The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecommunications Act has altered the regulatory structure governing the nation's communications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

        The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations.

CABLE RATE REGULATION

        The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

    Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

        As of December 31, 1999, approximately 13% of the Company's local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

        The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of packaged, non-"premium", programming services typically containing satellite-delivered programming.

        The 1996 Telecom Act, however, provides special rate relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenue exceeding $250 million, cable programming service tier rate regulation was automatically eliminated. All of the Company's systems qualify for this cable programming service tier deregulation. The elimination of cable programming service tier regulation, which is the rate regulation of a particular level of packaged programming services, typically referring to the expanded basic level of services, in a prospective basis affords the Company substantially greater pricing flexibility.

        Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All but two of the Company's systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules. To the extent the Company's systems remain rate regulated on the basic service tier, this regulatory option affords the Company significant regulatory options.

        The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002.

        Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, became sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations if unregulated cost rates increase dramatically. Should this occur, all rate deregulation including that applicable to small operators like the Company could be jeopardized. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

CABLE ENTRY INTO TELECOMMUNICATIONS

        The 1996 Telecom Act creates a more favorable environment for the Company to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

        Cable entry into telecommunications will be affected by the regulatory landscape now being developed by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers, including cable operators, is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. However, most of that decision was reversed by the U.S. Supreme Court in January 1999. The Supreme Court effectively upheld most of the FCC interconnection regulations. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain subject to administrative and judicial appeal. If the FCC's current list of unbundled network elements is upheld on appeal, it could facilitate the provision of telecommunications services by new entrants, including the Company.

INTERNET SERVICE

        There is at present no significant federal regulation of cable system delivery of Internet services. Furthermore, the FCC recently issued several reports finding no immediate need to impose this type of regulation. However, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing commercial leased access rules (originally designed for video programming) to gain access to cable system delivery. A petition on this issue is now pending before the FCC. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon recently upheld the legal ability of local franchising authority to impose these type of conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held, and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate any plans the Company may have or develop for providing Internet service.

TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

        The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers, including the regional telephone companies, can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers currently are providing video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission.

        Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on entities pursuing open video system operation.

        Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Co-located cable systems are cable systems serving an overlapping territory. Cable operator buyouts of co-located local exchange carrier systems and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

        The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

ADDITIONAL OWNERSHIP RESTRICTIONS

        The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecommunications Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television and multichannel multipoint distribution service facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate satellite master antenna television systems within their franchise area, provided that their operation is consistent with local cable franchise requirements.

        Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Although the 1992 Cable Act also precluded any cable operator from serving more than 30% of all U.S. domestic cable subscribers, this provision has been stayed pending further judicial review and FCC rulemaking.

MUST CARRY/RETRANSMISSION CONSENT

        The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a "must carry" status or a "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on the Company's business.

        To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although these provisions may affect the operations of the Company in the future, depending on factors, such as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when these arrangements are renegotiated. As of the date of this filing, retransmission consent agreements are pending with certain broadcasters affecting systems serving approximately 56,000 basic subscribers. Although the Company expects to reach agreement with the broadcasters, no assurances can be given that such agreements can be obtained or that they will not result in increased operating costs to the Company.

        The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new internet and telecommunication offerings. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry.

ACCESS CHANNELS

        Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. The Company believes that requests for commercial leased access carriages have been relatively limited. A new request has been forwarded to the FCC, however, requesting that unaffiliated Internet service providers be found eligible for commercial leased access. Although the Company does not believe this use is in accord with the governing statute, a contrary ruling could lead to substantial leased activity by Internet service providers and disrupt the Company's plans for Internet service.

ACCESS TO PROGRAMMING

        To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on the Company, but would limit potential competitive advantages the Company enjoys.

INSIDE WIRING; SUBSCRIBER ACCESS

        In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This ruling by the FCC may limit the extent to which the Company along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for the Company to provide service in multiple dwelling unit complexes.

OTHER REGULATIONS OF THE FEDERAL COMMUNICATIONS COMMISSION

        In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as:

        - equal employment opportunity,

        - subscriber privacy,

        - programming practices, including, among other things,

                - syndicated program exclusivity

                - network program nonduplication,

                - local sports blackouts,

                - indecent programming,

                - lottery programming,

                - political programming,

                - sponsorship identification,

                - children's programming advertisements, and

                - closed captioning,

        - registration of cable systems and facilities licensing,

        - maintenance of various records and public inspection files,

        - aeronautical frequency usage,

        - lockbox availability,

        - antenna structure notification,

        - tower marking and lighting,

        - consumer protection and customer service standards,

        - technical standards,

        - consumer electronics equipment compatibility, and

        - emergency alert systems.

        The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

        The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

        Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company's ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

        Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers (ASCAP) and BroadcastMusic, Inc. (BMI). The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated settlement with BMI has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for ASCAP music based on the previously negotiated BMI rate. Although the Company cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees that they may be required to pay for past and future use of association-controlled music, the Company does not believe these license fees will be significant to their business and operations.

STATE AND LOCAL REGULATION

        Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

        The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

        Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

        Under the 1996 Telecom Act, cable operators are not required to obtain franchises for the provision of telecommunications services, and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of these services. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.


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

   (b) The Company has one common equity holder as of December 31, 1999.

   (c) During 1999, the Company did not pay cash dividends and has no intentions of paying cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

                                                              YEARS ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------------
                                  1999               1998                1997              1996               1995
                              ------------       ------------       ------------       ------------       ------------
  SUMMARY OF OPERATIONS:

Revenue                       $ 58,848,415       $ 56,002,667       $ 39,517,808       $ 33,180,477       $ 26,997,661

Operating income                 6,561,172          4,655,761          4,588,563          4,373,211          3,403,048

Net loss                       (11,776,281)        (7,758,291)        (5,550,635)        (4,229,028)        (3,758,117)


                                                                    DECEMBER 31,
                              ----------------------------------------------------------------------------------------
                                  1999               1998                1997              1996               1995
                              ------------       ------------       ------------       ------------       ------------
  BALANCE SHEET DATA:
Total assets                  $141,985,167       $156,586,254       $ 92,421,978       $ 91,599,263       $ 75,754,590

Notes payable                  175,090,000        177,340,000        107,962,513        102,154,732         83,144,911

Total liabilities              183,741,171        186,565,977        114,643,410        117,608,253         97,534,552

Shareholder's  deficit         (41,756,004)       (29,979,723)       (22,221,432)       (26,008,990)       (21,779,962)


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1999 AND 1998

        Basic subscribers decreased 2,425 or 1.9%, from 128,947 to 126,522 for the year ended December 31, 1999.

        Revenues increased $2.8 million or 5.0%, from $56.0 million to $58.8 million in 1999. This increase was primarily attributable to the Mount Shasta acquisition, which accounted for approximately $1.9 million of the 1999 revenue increase. Average monthly revenue per basic subscriber increased $1.65 or 4.5%, from $36.81 to $38.46 for the year ended December 31, 1999. Such increase was attributable to: (i) rate increases implemented in a majority of the Company's systems during the year; and (ii) revenue from the increase in penetration of new product tiers; and (iii) increases in ad sales revenue. Basic revenue per average basic subscriber increased $1.31 or 4.9%, from $26.53 to $27.84 for the year ended December 31, 1999. On a pro forma basis, adjusting for 1998 acquisitions and dispositions: (i) revenues would have increased $1.7 million or 3.0%, from $57.1 million to $58.8 million; and (ii) revenue per average basic subscriber would have increased $1.81 or 4.9%, from $36.65 to $38.46.

        Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $700,000 or 3.8%, from $18.6 million to $19.3 million for the year ended December

31, 1999. Operating expenses as a percentage of revenues decreased from 33.2% to 32.8% for the year ended December 31, 1999. The December 1998 acquisition of the Mount Shasta system increased operating expenses approximately $700,000. On a pro forma basis, operating expenses would have increased approximately $300,000 or 1.6%, from $19.0 million to $19.3 million for the year ended December 31, 1999. Such increase would have been attributable to: (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

        General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage and marketing expenses and franchise fees increased approximately $500,000 or 4.9%, from $10.2 million to $10.7 million for the year ended December 31, 1999. The acquisition of the Mount Shasta system increased general and administrative expenses approximately $400,000. On a pro forma basis, general and administrative expenses would have increased approximately $200,000 or 1.9%, from $10.5 million to $10.7 million for the year ended December 31, 1999. Such increase is due to:
(i) annual wage and benefit increases; and (ii) increases in revenue-based expenses such as franchise fees.

        Management fees increased $100,000 or 3.6%, from $2.8 million to $2.9 million for the year ended December 31, 1999. Such increase was directly attributable to the revenue increases discussed above. Management fees are calculated at 5.0% of gross revenues.

        Depreciation and amortization expense decreased approximately $500,000 or 2.5%, from $19.8 million to $19.3 million for the year ended December 31, 1999. Such decrease was the result of certain assets becoming fully depreciated offset by depreciation and amortization of recent purchases of plant and equipment.

        Interest expense increased approximately $200,000 or 1.1%, from $17.6 million to $17.8 million for the year ended December 31, 1999. The Company's weighted average outstanding indebtedness increased from approximately $171.7 million in 1998 to $176.5 million in 1999. In addition, the Company's weighted average interest rate decreased from approximately 9.58% in 1998 to 9.46% in 1999.

1998 AND 1997

        Basic subscribers increased 35,272 or 37.7%, from 93,675 to 128,947 for the year ended December 31, 1998.

        Revenues increased $16.5 million or 41.8%, from $39.5 million to $56.0 million in 1998. This increase was primarily attributable to the South Carolina Acquisitions, which accounted for approximately $15.7 million of the 1998 revenue increase. Average monthly revenue per basic subscriber increased $1.20 or 3.4%, from $35.61 to $36.81 for the year ended December 31, 1998. Such increase was attributable to: (i) rate increases implemented in a majority of the Company's systems during the year; and (ii) revenue from the increase in penetration of new product tiers; and (iii) increases in ad sales revenue. Basic revenue per average basic subscriber increased $1.81 or 7.3%, from $24.72 to $26.53 for the year ended December 31, 1998. Excluding the impact of the system acquisitions and dispositions in 1997 and 1998: (i) revenues would have increased $1.2 million or 3.1%, from $38.2 million to $39.4 million; and (ii) revenue per average basic subscriber would have increased $1.31 or 3.7%, from $35.67 to $36.98.

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


LIQUIDITY AND CAPITAL RESOURCES

        The cable television business generally requires substantial capital for the construction, expansion, improvement and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations and borrowings under the revolving credit and term loan facility provided by a group of banks. For the years ended December 31, 1997 and 1998 and 1999, the Company's net cash provided from operations was $9.1 million, $9.6 million, $8.1 million, respectively, all of which were sufficient to meet the Company's debt service obligations and capital expenditure requirements for the respective periods, excluding acquisitions. Acquisitions of cable television systems during these periods primarily were financed through bank borrowings. The Company's debt service obligations for the year ended December 31, 2000 are expected to be $20.0 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2000. The Company's debt service obligations for the year ended December 31, 2001 are anticipated to be $24.2 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

        Net cash provided by operating activities was $8.1 million for the year ended December 31, 1999. Adjustments to the $11.8 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $20.3 million of depreciation and amortization.

        Net cash used in investing activities was $7.2 million for the year ended December 31, 1999, and consist primarily of $7.1 million in capital expenditures.

        Net cash used in financing activities was $2.4 million for the year ended December 31, 1999. The Company made $2.3 million of principal payments on notes payable.

        EBITDA increased approximately $1.5 million or 6.1%, from $24.4 million to $25.9 million for the year ended December 31, 1999. EBITDA Margin increased from 43.6% to 44.0% for the year ended December 31, 1999. These changes were attributable primarily to the aforementioned increases in revenues. On a pro forma basis, adjusting for 1998 acquisitions and dispositions, EBITDA would have increased approximately $1.1 million or 4.4%, from $24.8 million to $25.9 million and EBITDA Margin would have increased from 43.4% to 44.0% for the year ended December 31, 1999.

        Net cash provided by operating activities was $9.6 million for the year ended December 31, 1998. Adjustments to the $7.8 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $20.7 million of depreciation and amortization, off-set by the $5.1 million gain on disposal of assets primarily due to the disposition of the Woodburn, Oregon system and other changes in operating balance sheet accounts.

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

        The Offering: The Company issued $100 million of 10 -1/4% senior subordinated notes due November 15, 2007. Proceeds from the offering were utilized to pay transaction costs and reduce amounts outstanding under the Company's Senior Credit Facility by $95 million. The indenture pursuant to which the notes were issued will, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) make certain restricted payments as defined in the indenture; (iii) grant liens on assets; (iv) merge, consolidate or transfer substantially all of their assets; (v) enter into transactions with certain related parties; (vi) make certain payments affecting subsidiaries; (vii) sell assets; and (viii) issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a debt to cash ratio of 6.75 to 1. As of December 31, 1999, the Company was in compliance with the terms of the Notes.

        The Senior Credit Facility: In 1998 the Company amended and restated its Senior Credit Facility. The Senior Credit Facility, as amended, establishes an eight-year reducing revolving loan facility in the initial aggregate principal amount of $25.0 million (the "Reducing Revolving Facility") and an eight-year term loan in the aggregate principal amount of $75.0 million (the "Term Loan"). As of December 31, 1999 proceeds from borrowings under the Senior Credit Facility were utilized in financing the acquisition of certain cable television systems as discussed below. Amounts available under the Reducing Revolving Facility will be for working capital purposes and other permitted uses as described in the Senior Credit Facility. As of December 31, 1999, $14,673,500 was available to borrow by the Company under its Reducing Revolving Facility.

        At the Company's election, the interest rate per annum applicable to the Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) an adjusted London interbank offered rate ("LIBOR") plus a borrowing margin; or (ii) the base rate of the managing agent bank (the "Base Rate"), which Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.50% or the corporate base rate announced by the managing agent bank, plus a borrowing margin. The applicable borrowing margins vary, based upon the Company's leverage ratio, from 1.00% to 3.00% for LIBOR loans and from 0.00% to 1.75% for Base Rate loans.

        The Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Annualized Operating Cash Flow (as defined) to interest expense) of at least 1.25 to 1.00 initially, increasing over time to 2.25 to 1.00; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.0 commencing December 31, 1997; (C) a pro forma debt service ratio (the ratio of the Company's current Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.20 to 1.0; and (D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than
6.75 to 1.0 initially, decreasing over time to 3.75 to 1.00. The Company expects that cash provided from operations will be sufficient to cover its future debt service obligations and debt covenant requirements.

        At December 31, 1999, the outstanding balance under the Senior Credit Facility was $75,090,000. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $61,750,000 fixed at 8.53% under the terms of a self-amortizing interest rate swap agreement with the Company's lender expiring December 31, 2000; $7,000,000 fixed at 7.73% under the terms of a interest rate swap agreement with the Company's lender expiring December 4, 2000; $3,500,000 at a LIBOR based rate of 8.94% expiring March 31, 2000; $2,764,000 at a LIBOR based rate of 8.88% expiring June 5, 2000. The balance of $76,000 bears interest at the prime rate plus 1.50% (currently 10.00%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.

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

                                                                   Expected Maturity Date
                           ------------------------------------------------------------------------------------------------------
                              2000           2001           2002           2003          2004         Thereafter         Total
                           ----------     ----------     ----------     ----------     ----------     -----------     -----------
Liabilities
Debt Maturity               3,000,000      7,000,000     11,000,000     14,750,000     18,000,000     121,340,000     175,090,000
Debt Interest Payments     16,473,691     15,999,191     15,145,091     13,923,254     12,369,266      31,002,583     104,913,076
Average Interest Rate            9.49%          9.49%          9.49%          9.49%          9.49%           9.49%           9.49%

Interest Rate Swaps
  Variable to Fixed
  Notional Amount          58,750,000             --             --             --             --              --      58,750,000
  Average Pay Rate*              5.78%            --             --             --             --              --            5.78%
  Average Receive Rate*          5.28%            --             --             --             --              --            5.28%

  Notional Amount           7,000,000             --             --             --             --              --       7,000,000
  Average Pay Rate*              4.98%            --             --             --             --              --            4.98%
  Average Receive Rate*          5.23%            --             --             --             --              --            5.23%

*plus an applicable margin, currently 2.75%

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

CAPITAL EXPENDITURES

        For the year ended December 31, 1999, the Company had capital expenditures of $7.1 million. Capital expenditures included: (i) expansion and improvements of cable properties including a new product digital launch; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; and
(v) vehicle replacements.

The Company plans to invest approximately $10.5 million and $8.9 million in capital expenditures for 2000 and 2001, respectively . This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product digital launches, extensions of distribution facilities to add new subscribers, vehicle replacements and general maintenance. To fund planned 2000 capital expenditures the Company plans to utilize approximately $6.8 million of cash flow from operations, borrow approximately $2.5 million from it's Senior Credit Facility and defer approximately $1.2 million in management fees payable to its parent.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The audited financial statements of the Company for the years ended December 31, 1999, 1998 and 1997 are included as a part of this filing (see Item 14(a)(1) below).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information concerning directors and executive officers of the Company, none of whom are compensated by the Company for their respective services to the Company and all but one of whom devotes a substantial amount of his time to the affairs of affiliated entities other than the Company. Each director holds office until the next annual meeting of shareholders or until his successor is elected or appointed and qualified.

      NAME                        AGE                 POSITION
      ----                        ---                 --------
John S. Whetzell............      58     Director, Chairman of the Board and President
Richard I. Clark............      42     Director, Vice President, Treasurer and Assistant Secretary
James A. Penney.............      45     Vice President and Secretary
Gary S. Jones...............      42     Vice President and Chief Financial Officer
Richard J. Dyste............      54     Vice President, Technical Services
R. Gregory Ferrer...........      44     Vice President and Assistant Treasurer
James E. Hanlon.............      66     Divisional Vice President
H. Lee Johnson..............      56     Divisional Vice President
John E. Iverson.............      63     Director and Assistant Secretary


        John S. Whetzell. Mr. Whetzell has been President, Chairman of the Board and a director of the Company since its inception in 1985. He also serves as President, Chairman of the Board and a director of Northland Telecommunications Corporation, Northland Communications Corporation (which is the general partner of each of the Company's four affiliated limited partnerships), Northland Cable Services Corporation ("NCSC"), Cable Ad-Concepts, Inc., Northland Cable News, Inc., Northland Cable Properties, Inc. (NCPI), Northland Cable Ventures LLC
(NCV), Northland Media, Inc. ("NMI"), Statesboro Media, Inc., ("SMI") and Corisicana Media, Inc. ("CMI"), (collectively, the "Northland Affiliates"). He has been involved with the cable television industry for over 25 years. Between 1979 and 1982, he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the FCC from 1974 to 1979. He provided economic studies which support the deregulation of cable television both in federal and state arenas. Mr. Whetzell also participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

        Richard I. Clark. Mr. Clark has served as Vice President and Treasurer of the Company since 1985, as Assistant Secretary since 1987 and as a director since 1985. Mr. Clark also serves as Vice President, Treasurer, Assistant Secretary and a director of each of the Northland Affiliates. Mr. Clark was an original incorporator of Northland Telecommunications Corporation and is responsible for the administration and investor relations activities of Northland Telecommunications Corporation, including financial planning and corporate development. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. From 1979 to 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 21 years. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

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

        Gary S. Jones. Mr. Jones serves as Chief Financial Officer and has been Vice President of the Company since 1986. He also serves as Vice President and Chief Financial Officer of each of the Northland Affiliates. Mr. Jones is responsible for cash management, financial reporting and banking relations for the Company and each of the Northland Affiliates, and is involved in the acquisition and financing of new cable systems. Prior to joining the Company, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

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

        R. Gregory Ferrer. Mr. Ferrer has served as Vice President of the Company since 1998. Mr. Ferrer joined the Company in 1984 as Assistant Controller and was promoted to Assistant Treasurer in 1986. Mr. Ferrer is responsible for coordinating all of the Company's property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining the Company, Mr. Ferrer was a Certified Public Accountant at Benson & McLaughlin, a local accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

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

        H. Lee Johnson. Mr. Johnson has been Divisional Vice President of the Company since 1994. Mr. Johnson also serves as Divisional Vice President of each of the Northland Affiliates other than NCPI, NCSC, NMI and CMI. Mr. Johnson served as Regional Manager for several systems of the Company and its affiliates from 1986 to 1994 until his promotion to Divisional Vice President. Prior to his association with the Company, Mr. Johnson served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV, which owned the Statesboro, Georgia system now owned by the Company. Mr. Johnson has been involved in the cable television industry for over 31 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute.

        John E. Iverson. Mr. Iverson has served as Assistant Secretary and a director of the Company since 1985. He also serves as Assistant Secretary and a director of each of the Northland Affiliates. Mr. Iverson is currently a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 37 years. Mr. Iverson is the past President and a trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1999 is as follows:

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

                                                               NUMBER OF                PERCENTAGE OF
                                                          SHARES BENEFICIALLY        SHARES BENEFICIALLY
BENEFICIAL OWNER                                                 OWNED                      OWNED
----------------                                          -------------------        -------------------
John S. Whetzell..................................            1,009,661                    22.6%
Adele P. Butler...................................              530,000                    11.9%
Pamela B. McCabe..................................              510,144                    11.4%
Robert M. Arnold..................................              384,000                     8.6%
Richard I. Clark..................................              309,661                     6.9%
Robert A. Mandich.................................              278,400                     6.2%
James E. Hanlon...................................               59,661                     1.3%
John E. Iverson...................................               50,000                     1.1%
Gary S. Jones.....................................               49,328                     1.1%
James A. Penney...................................               48,861                     1.1%
Richard J. Dyste..................................               47,661                     1.1%
H. Lee Johnson....................................               21,661                       *
R. Gregory Ferrer.................................                9,700                       *
All executive officers and directors as a group
(nine persons)....................................            1,606,194                    36.0%

----------

 * Represents less than 1% of the shares beneficially owned.

        (b) CHANGES IN CONTROL. NTC has pledged the stock of the Company as collateral pursuant to the terms of the Company's Senior Credit Facility.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

        The Company is part of an affiliated group of corporations and limited partnerships controlled, directly or indirectly, by NTC (the "NTC Affiliates"). NTC, in turn, is owned by the individuals and in the percentages set forth in the table above. In addition to the Company, NTC has three other direct, whollyowned subsidiaries: Northland Communications Corporation ("NCC"); Northland Cable Services Corporation ("NCSC"); and Northland Media, Inc. ("NMI"). In turn, NCC is the sole shareholder of Northland Cable Properties, Inc. ("NCPI") and is the managing general partner of Northland Cable Properties Six Limited Partnership ("NCP-6"), Northland Cable Properties Seven Limited Partnership ("NCP-7"), Northland Cable Properties Eight Limited Partnership ("NCP-8") and Northland Premier Cable Limited Partnership ("Premier" and, together with NCP-6, NCP-7 and NCP-8, the "Limited Partnerships"). In addition, NCPI is the majority member and manager of Northland Cable Ventures, LLC ("NCV"), NCSC is the sole shareholder of Cable Ad-Concepts, Inc. ("CAC") and NMI is the sole shareholder of Statesboro Media, Inc. and Corsicana Media, Inc. Each of the Company's directors is also a director of NTC and each of its wholly-owned direct subsidiaries and certain other NTC Affiliates and the Company's officers are also officers of certain of the NTC Affiliates.

MANAGEMENT AGREEMENT WITH NTC

        NTC currently supervises all aspects of the business and operations of the Company pursuant to an Operating Management Agreement between the Company and NTC dated August 23, 1994 (the "Management Agreement"). The Management Agreement continues in effect until terminated by either party on 30-days' written notice.

        The Management Agreement provides that NTC shall render or cause to be rendered supervisory services to the Company, including, among other things supervising and monitoring: (i) the affairs, management and operations of the Company and its systems; (ii) the accounting and other financial books and records of the Company and its systems; (iii) the hiring, training and supervision of the Company's employees; and (iv) the Company's fulfillment of its contractual obligations in connection with its systems. In return for its management services, NTC receives a management fee, payable monthly, equal to 5.0% of the Company's gross revenues (the "Management Fee"). For the years ended December 31, 1997, 1998 and 1999, the Company paid a Management Fee of $1.9 million, $2.8 million and $2.9 million, respectively.

        In addition to the Management Fee, the Management Agreement provides that NTC is entitled to reimbursement from the Company for various expenses incurred by NTC or the NTC Affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. These expenses are generally allocated among the Company and other managed affiliates based upon relative subscriber counts and revenues. NTC historically has assigned its right to reimbursement from the Company to its direct subsidiary, NCC, and expects to continue to do so in the future. For the years ended December 31, 1997, 1998 and 1999, the Company reimbursed Northland Communications Corporation approximately $2.1 million, $2.6 million and $2.1 million, respectively, for such expenses.

ARRANGEMENTS BETWEEN NORTHLAND CABLE NEWS, INC. AND AFFILIATES

        Pursuant to an arrangement commenced in July 1994, Northland Cable News, Inc. receives monthly program license fees from the Company as well as NCP-7, NCPI and NCV as payment for Northland Cable News programming provided to such affiliates. The aggregate amount of such fees is based upon costs incurred in providing such programming, and is allocated among the Participating Affiliates based upon relative subscriber counts. Total license fees received from affiliates for the years ended December 31, 1997, 1998 and 1999, were $752,365, $676,790 and $631,895, respectively.

ARRANGEMENTS WITH CABLE AD-CONCEPTS, INC.

        Cable Ad-Concepts, Inc. ("CAC") is a wholly owned indirect subsidiary of NTC engaged in the business of developing and producing video commercial advertisements for cablecast on certain systems owned by NTC. NTC affiliates which utilize CAC's services are the Company, each of the Limited Partnerships, NCPI and NCV. The aggregate amount of the fees charged by CAC to its affiliates is based upon costs incurred in providing such advertisements, and is allocated among participating affiliates based upon relative subscriber counts. Total fees paid to CAC by the Company for the years ended December 31, 1997, 1998 and 1999, were $251,899, $250,637 and $267,809, respectively.

ARRANGEMENTS WITH NORTHLAND CABLE SERVICES CORPORATION

        Northland Cable Services Corporation ("NCSC") is a wholly owned direct subsidiary of NTC engaged in the business of providing software for billing purposes and billing system support to the Company, NCPI, NCV and each of the Limited Partnerships. The aggregate amount of the fees charged by NCSC to its affiliates is based upon costs incurred in providing such billing services, and is allocated among participating affiliates based upon relative subscriber counts and revenues. Fees paid by the Company to NCSC for billing services for the years ended December 31, 1997, 1998 and 1999, were $261,424, $332,690 and
$330,476, respectively.

OPERATING AGREEMENTS WITH AFFILIATES

        The Company is party to operating agreements with NCP-6 and NCP-7 pursuant to which, in certain instances, the Company serves as the local managing agent for certain of NCP-6's and NCP-7's systems and, in other instances, NCP-7 serves as the local managing agent for certain of the Company's systems. In addition, the Company and its affiliates render miscellaneous services to one another on a cost-of- service basis. For the years ended December 31, 1997, 1998 and 1999, the Company paid (received) affiliates an aggregate of $9,616, $(41,954) and $43,805, respectively, for performing such services for affiliates.

CAPITAL CONTRIBUTION

    Effective June 30, 1997, the Company received a non-cash capital contribution of approximately $9.3 million which replaced, in its entirety, the then outstanding net unsecured advances that had previously been owed to NTC and other affiliates of the Company other than amounts due for normal operations, management fees paid to NCC and for services provided by affiliated entities as discussed above. As of December 31, 1999, the Company had no outstanding unsecured indebtedness to affiliates. See Note 2 of the Company's consolidated financial statements.

        (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Company, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Company and its affiliates.

        (c) INDEBTEDNESS OF MANAGEMENT. None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                                         SEQUENTIALLY
                                                                                                           NUMBERED
                                                                                                             PAGE
                                                                                                         ------------
   (1)   FINANCIAL STATEMENTS:

           Report of Independent Public Accountants................................................          ____

           Consolidated Balance Sheets--December 31, 1999 And 1998.................................          ____

           Consolidated Statements of Operations for the years
           ended December 31, 1999, 1998 and 1997..................................................          ____

           Consolidated Statements of Changes in Shareholder's Capital (Deficit) for
           the years ended December 31, 1999, 1998 and 1997........................................          ____

           Consolidated Statements of Cash Flows for the years
           ended December 31, 1999, 1998 and 1997..................................................          ____

           Notes to Financial Statements--December 31, 1999........................................          ____

   (2) EXHIBITS:

       10.1 Amended and Restated Credit Agreement between Northland Cable Television, Inc. and First National Bank of Chicago as agent dated November 12, 1997.(1)

------------

(1) Incorporated by reference from the Company's Form S-4 Registration statement declared effective February 17, 1998.

        (b) REPORTS ON FORM 8-K. No Company reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTHLAND CABLE TELEVISION, INC.


                                            By /s/     John S. Whetzell
                                              ----------------------------------
                                                 John S. Whetzell, President

Date: 3/30/00


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

                          SIGNATURES                                               CAPACITIES                             DATE
                          ----------                                               ----------                             ----
/s/                  John S. Whetzell                           Director, Chairman of the Board and                     ________
------------------------------------------------------------    President
                     John S. Whetzell


/s/                  Richard I. Clark                           Director, Vice President, Treasurer and                 ________
------------------------------------------------------------    Assistant Secretary
                     Richard I. Clark


/s/                    Gary S. Jones                            Vice President and Chief Financial Officer              ________
------------------------------------------------------------
                       Gary S. Jones


/s/                   John E. Iverson                           Director and Assistant Secretary                        ________
------------------------------------------------------------
                      John E. Iverson

                                 EXHIBITS INDEX

                                                               SEQUENTIALLY
  EXHIBIT                                                        NUMBERED
  NUMBER                 DESCRIPTION                               PAGE
  -------                -----------                           ------------
  27.0             Financial Data Schedule

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
  (A wholly owned subsidiary of Northland
    Telecommunications Corporation)

Consolidated Financial Statements
As of December 31, 1999 and 1998
Together with Auditors' Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of
Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheets of Northland Cable Television, Inc. (a Washington corporation and a wholly owned subsidiary of Northland Telecommunications Corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Television, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



Seattle, Washington
February 24, 2000

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                    -------------------------------
                                                                                        1999              1998
                                                                                    ------------       ------------
                                               ASSETS
CURRENT ASSETS:
    Cash                                                                            $  1,366,050       $  2,750,972
    Due from affiliates                                                                  127,790            106,454
    Accounts receivable                                                                2,226,257          2,043,581
    Prepaid expenses                                                                     514,883            285,591
                                                                                    ------------       ------------
               Total current assets                                                    4,234,980          5,186,598
                                                                                    ------------       ------------


INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property and equipment, at cost                                                   95,320,711         90,024,509
    Less -- Accumulated depreciation                                                 (40,226,261)       (33,113,526)
                                                                                    ------------       ------------
                                                                                      55,094,450         56,910,983
    Franchise agreements (net of accumulated amortization of $29,899,513 and
       $20,153,805, respectively)                                                     70,564,567         80,571,948
    Other intangible assets (net of accumulated amortization of $5,706,249 and
       $3,867,502, respectively)
                                                                                       7,387,120          9,039,564
    Goodwill (net of accumulated amortization of $2,220,383 and $2,047,272,
       respectively)                                                                   4,704,050          4,877,161
                                                                                    ------------       ------------
                                                                                     137,750,187        151,399,656
                                                                                    ------------       ------------
               Total assets                                                         $141,985,167       $156,586,254
                                                                                    ============       ============



                               LIABILITIES AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                                $    620,403       $    773,233
    Subscriber prepayments                                                             1,830,231          1,846,362
    Accrued expenses                                                                   6,040,163          6,250,827
    Converter deposits                                                                   111,703            109,311
    Due to affiliates                                                                     48,671            246,244
    Current portion of notes payable                                                   3,000,000          2,250,000
                                                                                    ------------       ------------
              Total current liabilities                                               11,651,171         11,475,977

NOTES PAYABLE                                                                        172,090,000        175,090,000
                                                                                    ------------       ------------
              Total liabilities                                                      183,741,171        186,565,977
                                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S DEFICIT:
    Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital
                                                                                      11,560,527         11,560,527
    Accumulated deficit                                                              (53,316,531)       (41,540,250)
                                                                                    ------------       ------------
              Total shareholder's deficit                                            (41,756,004)       (29,979,723)
                                                                                    ------------       ------------
              Total liabilities and shareholder's deficit                           $141,985,167       $156,586,254
                                                                                    ============       ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                  December 31,
                                                               --------------------------------------------------
                                                                   1999               1998               1997
                                                               ------------       ------------       ------------
REVENUES:
    Service revenues                                           $ 58,216,550       $ 55,325,877       $ 38,765,443
    Programming and production revenues from affiliates
                                                                    631,865            676,790            752,365
                                                               ------------       ------------       ------------
              Total revenues                                     58,848,415         56,002,667         39,517,808
                                                               ------------       ------------       ------------
OPERATING EXPENSES:
    Cable system operations (including $236,867, $118,020
       and $230,139, net paid to affiliates)
                                                                 19,326,047         18,566,360         12,913,220
    General and administrative (including $2,584,442,
       $2,755,688 and $2,350,772 paid to affiliates)

                                                                 10,724,647         10,227,795          7,290,209
    Management fees paid to parent                                2,896,228          2,760,263          1,935,302
    Depreciation and amortization                                19,340,321         19,792,488         12,790,514
                                                               ------------       ------------       ------------
              Total operating expenses                           52,287,243         51,346,906         34,929,245
                                                               ------------       ------------       ------------
              Income from operations                              6,561,172          4,655,761          4,588,563

OTHER INCOME (EXPENSE):
    Interest expense                                            (17,842,346)       (17,625,998)       (10,240,023)
    Other, net (Note 7)                                            (495,107)         5,211,946            100,825
                                                               ------------       ------------       ------------
NET LOSS                                                       $(11,776,281)      $ (7,758,291)      $ (5,550,635)
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

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT


                                   Common Stock and
                                  Additional Paid-in
                                       Capital
                                -----------------------       Accumulated
                                Shares         Amount           Deficit             Total
                                ------      -----------      ------------       ------------
BALANCE, December 31, 1996      10,000      $ 2,222,334      $(28,231,324)      $(26,008,990)

  Capital contribution               -        9,338,193                 -          9,338,193

  Net loss                           -                -        (5,550,635)        (5,550,635)
                                ------      -----------      ------------       ------------
BALANCE, December 31, 1997      10,000       11,560,527       (33,781,959)       (22,221,432)

  Net loss                           -                -        (7,758,291)        (7,758,291)
                                ------      -----------      ------------       ------------
BALANCE, December 31, 1998      10,000      $11,560,527      $(41,540,250)      $(29,979,723)

  Net loss                           -                -       (11,776,281)       (11,776,281)
                                ------      -----------      ------------       ------------
BALANCE, December 31, 1999      10,000      $11,560,527      $(53,316,531)      $(41,756,004)
                                ======      ===========      ============       ============

              The accompanying notes are an integral part of these
                            consolidated statements.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                        1999               1998                1997
                                                                    ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(11,776,281)      $ (7,758,291)      $ (5,550,635)
    Adjustments to reconcile net loss to net cash provided by
       operating activities --
          Depreciation and amortization                               19,340,321         19,792,488         12,790,514
          Amortization of loan costs                                     914,554            907,760            429,547
          Loss (gain) on disposal of assets                              671,398         (5,093,997)           (76,311)
          (Increase) decrease in operating assets:
                 Due from affiliates                                     (21,336)           (85,909)            15,584
                 Accounts receivable                                    (189,897)          (688,576)           (65,165)
                 Prepaid expenses                                       (229,292)             5,975            (18,320)
          (Decrease) increase in operating liabilities:
                 Accounts payable                                       (152,830)           111,092           (117,583)
                 Due to affiliate                                       (197,573)            28,818           (190,266)
                 Subscriber prepayments                                  (13,739)           745,953            238,297
                 Other current liabilities                              (210,664)         1,659,217          1,638,578
                                                                    ------------       ------------       ------------
                 Net cash provided by operating activities
                                                                       8,134,661          9,624,530          9,094,240
                                                                    ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of cable systems                                              --        (77,711,038)        (6,495,315)
    Investment in property and equipment                              (7,061,920)        (6,279,489)        (4,012,320)
    Funds deposited in escrow for purchase of cable television
       system                                                                 --                 --           (690,000)
    Proceeds from disposition of cable systems
                                                                              --          7,115,000                 --
    Insurance proceeds and other                                          26,235             24,327            156,887
    Franchise fees and other intangibles                                (133,898)          (388,912)           (62,249)
                                                                    ------------       ------------       ------------
                 Net cash used in investing activities
                                                                      (7,169,583)       (77,240,112)       (11,102,997)
                                                                    ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                     $         --       $ 77,991,779       $105,000,000
    Principal payments on notes payable                               (2,250,000)        (8,614,292)       (99,200,325)
    Loan fees                                                           (100,000)          (249,514)        (5,038,574)
                                                                    ------------       ------------       ------------
                 Net cash (used in) provided by financing
                    activities                                        (2,350,000)        69,127,973            761,101
                                                                    ------------       ------------       ------------
(DECREASE) INCREASE IN CASH                                           (1,384,922)         1,512,391         (1,247,656)

CASH, beginning of year                                                2,750,972          1,238,581          2,486,237
                                                                    ------------       ------------       ------------
CASH, end of year                                                   $  1,366,050       $  2,750,972       $  1,238,581
                                                                    ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                       $ 16,901,071       $ 16,753,345       $  8,977,394
                                                                    ============       ============       ============
       Cash paid for state income taxes                             $     28,746       $     17,946       $      4,654
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

                                DECEMBER 31, 1999



1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Formation and Business

Northland Cable Television, Inc. (NCTV), a Washington corporation, was formed to own and operate cable television systems. As of December 31, 1999, NCTV had 90 nonexclusive franchises to operate cable television systems. These franchises expire at various dates through 2022.

Northland Cable News, Inc. (NCN), a Washington corporation which was formed to develop and distribute programming to certain of the Company's affiliated entities, is a wholly owned subsidiary of NCTV. NCTV and NCN are collectively referred to as the Company.

Related Companies

The Company and its affiliates, Northland Communications Corporation and subsidiary (NCC); Northland Cable Services Corporation and subsidiary (NCSC); and Northland Media, Inc. and subsidiaries (NMI) are wholly owned subsidiaries of Northland Telecommunications Corporation (NTC or Parent). NCC is the managing general partner of four limited partnerships, which own and operate cable television systems. Additionally, NCC owns and operates cable systems through its wholly owned subsidiary, Northland Cable Properties, Inc. (NCPI). Northland Cable Ventures, LLC, is a majority owned subsidiary of NCPI which was formed to own and operate cable television systems. NCSC is the parent company of Cable Ad-Concepts, Inc. (CAC). NCSC provides billing services to cable systems owned by managed limited partnerships of NCC and wholly owned systems of the Company and NCC. CAC develops and produces video commercial advertisements to be cablecast on Northland affiliated cable systems. NMI was formed as a holding company to own certain noncable related assets.

Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of NCTV and its wholly owned subsidiary, NCN. Significant intercompany accounts and transactions have been eliminated.

Acquisition of Cable Television Systems

Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated to the estimated fair market value of net tangible assets acquired, franchise agreements and other identifiable intangible costs. Any excess is allocated to goodwill.

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

   Buildings                                                  20 years
   Distribution plant                                         10 years
   Other equipment and leasehold improvements                 5-20 years

The Company periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, is less than the carrying amount, an impairment loss would be recognized.

Intangible Assets

Costs assigned to goodwill, franchise agreements and loan fees and other intangible assets are amortized using the straight-line method over the following estimated useful lives:

   Franchise agreements                                       10-20 years
   Other intangible assets                                    1-10 years
   Goodwill                                                   40 years

Revenue Recognition

Cable television service revenue including service, maintenance and installation is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $2,425,747, $2,223,165, and $1,821,223, respectively, in 1999, 1998 and 1997. License fee revenue is recognized in the period service is provided.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133," the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the Company's election, before January 1, 1999).

The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

Staff Accounting Bulletin (SAB) No. 101 - In December 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin will become effective for the quarter ended June 30, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Company believes that the effects of this bulletin will not have a material impact on the Company's financial position or results of operations.

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

2. TRANSACTIONS WITH RELATED PARTIES:

Management Fees

The Company pays management fees to NTC equal to 5% of NCTV's gross revenues, excluding revenues from the sale of cable television systems or franchises. The Company was charged $2,896,228, $2,760,263, and $1,935,302 by NTC in 1999, 1998
and 1997, respectively.

Program License and Production Fees

NCN receives monthly program license fees from affiliated entities for programming produced by NCN. Total license fees earned from affiliates during 1999, 1998 and 1997 were $631,895, $676,790, and $752,365, respectively.

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

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Company are reasonable. Amounts charged for these services were $2,121,890, $2,622,489, and $2,057,916 for 1999, 1998 and 1997,
respectively.

In 1999, 1998 and 1997, the Company was charged software installation charges and billing maintenance fees for billing system support of by NCSC, amounting to $330,476, $332,690, and $261,424, respectively. CAC billed the Company $267,809,
$250,637, and $251,899, for advertising services in 1999, 1998 and 1997, respectively.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative and programming expenses. The Company paid (received) $43,805, $(41,954), and $9,616, net, under the terms of these agreements during 1999, 1998 and 1997, respectively.

3. NORTHLAND CABLE NEWS:

As discussed in Note 1, NCN was formed to develop and distribute local news, sports and information programming to NCTV and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes discussed in Note 6 are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of December 31, 1999 NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                         For the Year Ended December 31,
                                -----------------------------------------------
                                    1999             1998              1997
                                -----------       -----------       -----------
INCOME STATEMENT INFORMATION:
Revenues from affiliates        $ 1,352,276       $ 1,436,970       $ 1,516,380
Less: intercompany revenue         (720,411)         (760,180)         (764,015)
                                -----------       -----------       -----------
          Total revenues            631,865           676,790           752,365

Operating expenses               (1,008,165)       (1,098,153)       (1,128,360)
Other, net                          (19,265)           (5,594)              660
                                -----------       -----------       -----------
Net loss                        $  (395,565)      $  (426,957)      $  (375,335)
                                ===========       ===========       ===========

                                                       December 31,
                                             -----------------------------
                                                 1999              1998
                                             -----------       -----------
BALANCE SHEET INFORMATION:
Current assets                               $ 2,141,332       $ 1,814,625
Less: intercompany elimination                (2,032,390)       (1,413,971)
                                             -----------       -----------
          Total assets                       $   108,942       $   400,654
                                             ===========       ===========
          Current and total liabilities
                                             $    50,204       $    48,342
                                             ===========       ===========

4. PROPERTY AND EQUIPMENT:

                                                      December 31,
                                            -------------------------------
                                                1999               1998
                                            -----------         -----------
Land and buildings                          $ 2,320,154         $ 2,161,451
Distribution plant                           87,938,686          83,188,349
Other equipment                               4,680,900           4,332,951
Leasehold improvements                           32,033              32,033
Construction in progress                        348,938             309,725
                                            -----------         -----------
                                            $95,320,711         $90,024,509
                                            ===========         ===========

5. ACCRUED EXPENSES:

                                                 December 31,
                                        ----------------------------
                                           1999              1998
                                        ----------        ----------
Programmer license fees                 $1,839,729        $2,408,360
Franchise fees                           1,220,708         1,179,518
Interest                                 1,382,853         1,356,132
Taxes                                      794,564           285,111
Payroll                                    312,991           264,191
Pole rental                                197,196           176,576
Other                                      292,122           580,939
                                        ----------        ----------
                                        $6,040,163        $6,250,827
                                        ==========        ==========

6. NOTES PAYABLE:

                                                                    December 31,
                                                         ----------------------------------
                                                             1999                 1998
                                                         ------------          ------------
Revolving credit and term loan amended in 1997           $ 75,090,000          $ 77,340,000

Senior subordinated notes                                 100,000,000           100,000,000
                                                         ------------          ------------
                                                          175,090,000           177,340,000
Less-current portion                                        3,000,000             2,250,000
                                                         ------------          ------------
                                                         $172,090,000          $175,090,000
                                                         ============          ============

Revolving Credit and Term Loan

On November 12, 1997, the Company entered into an amended and restated revolving credit and term loan facility (the Facility). The Facility provides for borrowings up to $100,000,000,including a $75,000,000 term loan and a $25,000,000 revolving credit facility, both of which mature December 31, 2005. The Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 8.49% (weighted average). Graduated principal and interest payments are due quarterly until maturity on December 31, 2005. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of December 31, 1999, $14,673,500 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a pro forma debt service ratio of 1.20 to 1 and a leverage ratio of 6.75 to 1, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of December 31, 1999, the Company was in compliance with the terms of the loan agreement.

Senior Subordinated Notes

On November 12, 1997, the Company completed the issuance and sale of $100,000,000 in principal amount of 10.25% Senior Subordinated Notes (the Notes) due November 15, 2007. The Company used the proceeds to repay a portion of the amounts outstanding under the Facility and to pay fees and expenses incurred in connection with the issuance. The estimated fair value of the $100,000,000 Notes at December 31, 1999, was $99,930,000, based on available market information.

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

The indenture pursuant to which the Notes were issued, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock; make certain restricted payments; grant liens on assets; merge, consolidate or transfer substantially all of their assets; enter into certain transactions with related persons; make certain payments affecting subsidiaries; sell assets; and issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a debt to cash flow ratio of 6.75 to 1. The Company submits quarterly debt compliance reports to a trustee. As of December 31, 1999, the Company was in compliance with the terms of the Notes.

In the event of a change of control of the Company as defined in the indenture, holders of the Notes will have the right to require the Company to make an offer to repurchase such Notes, in whole or in part, at a price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Principal Payments

Annual maturities of notes payable after December 31, 1999 based on amounts outstanding at December 31, 1999 are as follows:

               2000                           $  3,000,000
               2001                              7,000,000
               2002                             11,000,000
               2003                             14,750,000
               2004                             18,000,000
               Thereafter                      121,340,000
                                              ------------
                                              $175,090,000
                                              ============

Interest Rate Swap Agreements

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without exchange of underlying principal amounts. At December 31, 1999, the Company had outstanding two interest rate swap agreements with its bank, having a notional principal amount of $68,750,000. These agreements effectively change the Company's interest rate exposure to fixed rate of 5.70% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 1999 was 2.75%).

        Maturity Date             Fixed Rate         Notional Amount
        -------------             ----------         ---------------
December 31, 2000                   5.78%              $61,750,000
December 4, 2000                    4.98%              $7,000,000

At December 31, 1999, the Company would have received approximately $450,904 to settle this agreement based on fair value estimate received from the financial institution.

7. OTHER, NET:

Other, net in other (expense) income in the consolidated statements of operations consists of:

                                                           For the Years Ended
                                                              December 31,
                                              --------------------------------------------
                                                1999             1998              1997
                                              ---------        ----------         --------
(LOSS) GAIN ON DISPOSAL OF ASSETS             $(671,398)       $5,093,997         $ 76,311

INTEREST INCOME                                 205,038           135,895           29,166

OTHER                                           (28,747)          (17,946)          (4,652)
                                              ---------        ----------         --------
                                              $(495,107)       $5,211,946         $100,825
                                              =========        ==========         ========

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

The primary components of deferred income taxes are as follows:

                                                                December 31,
                                                     ----------------------------------
                                                         1999                  1998
                                                     ------------          ------------
DEFERRED TAX ASSETS:
    Net operating loss carryforward                  $ 19,380,000          $ 15,402,000
    Valuation allowance                               (16,080,000)          (12,002,000)
                                                     ------------          ------------
                                                        3,300,000             3,400,000
DEFERRED TAX LIABILITIES:
    Property and equipment                              3,300,000             3,400,000
                                                     ------------          ------------
                                                     $         --          $         --
                                                     ============          ============

The federal income tax net operating loss carryforward of approximately $57,000,000 expires from 2003 through 2019. Management believes that the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets due to the recurring operating losses being incurred by the Company. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The change in the valuation allowance was $4,078,000, $3,316,000, and $2,000,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The difference between the statutory tax rate and the tax benefit of zero recorded by the Company is due to the Company's full valuation allowance against its net deferred tax asset.

9. COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Company leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense (including month-to-month leases) was $915,912, $896,711 and $601,103 in 1999, 1998 and
1997, respectively. Minimum lease payments to the end of the lease terms are as follows:

          2000                               $125,986
          2001                                119,938
          2002                                116,379
          2003                                115,697
          2004                                102,388
    Thereafter                                177,338
                                             --------
                                             $757,726
                                             ========

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

Amounts paid to NTC, which maintains the fund for the Company and its affiliates, are expensed as incurred and are included in the consolidated statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Company records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For the years ended December 31, 1999, 1998 and 1997, the Company was charged $76,338, $76,090 and $55,526, respectively, by the fund. As of December 31, 1999, the fund had a balance of $360,815.

10. ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS:

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

Pro forma operating results (unaudited) of the Company for 1998, assuming the acquisitions and disposition described above had been made at the beginning of 1998, follow:

                                                      For the year ended
                                                         December 31,
                                                             1998
                                                      ------------------
                                                          (unaudited)
        Service revenues                                 $ 57,191,047
                                                         ============
        Net loss                                         $(14,054,680)
                                                         ============