Form 10-Q
period 2000-03-31
NORTHLAND CABLE TELEVISION INC
filed 2000-05-12
CIK 1051920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended MARCH 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______to________

                        Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           STATE OF WASHINGTON                           91-1311836
 --------------------------------------               ----------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
             incorporation)

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           STATE OF WASHINGTON                           91-1638891
 --------------------------------------               -----------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
            of incorporation)

        1201 THIRD AVENUE, SUITE
        3600 SEATTLE, WASHINGTON                            98101
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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED BALANCE SHEETS - (Unaudited)


                                                                  March 31,         December 31,
                                                                    2000               1999
                                                               -------------       -------------

                                     ASSETS
Current Assets:
  Cash                                                         $   4,014,321       $   1,366,050
  Due from affiliates                                                181,582             127,790
  Accounts receivable                                              1,972,686           2,226,257
  Prepaid expenses                                                   584,713             514,883
                                                               -------------       -------------
       Total current assets                                        6,753,302           4,234,980
                                                               -------------       -------------
Investment in Cable Television Properties:
Property and equipment, net of accumulated
  depreciation of $42,296,203 and $40,226,261,
  respectively                                                    54,058,866          55,094,450
Franchise agreements, net of accumulated
  amortization of $32,397,618 and $29,899,513,
  respectively                                                    70,997,162          70,564,567
Goodwill, net of accumulated
  amortization of $2,263,660 and $2,220,383,
  respectively                                                     4,660,773           4,704,050
Other intangible assets, net of accumulated
  amortization of $6,146,871 and $5,706,249,
  respectively                                                     6,948,598           7,387,120
                                                               -------------       -------------
       Total investment in cable television properties           136,665,399         137,750,187
                                                               -------------       -------------
       Total assets                                            $ 143,418,701       $ 141,985,167
                                                               =============       =============


                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                             $     162,497       $     620,403
  Accrued expenses                                                 7,295,975           6,040,163
  Converter deposits                                                 112,574             111,703
  Subscriber prepayments                                           2,354,868           1,830,231
  Due to affiliates                                                  768,756              48,671
  Current portion of notes payable                                 4,000,000           3,000,000
                                                               -------------       -------------
       Total current liabilities                                  14,694,670          11,651,171

Notes payable                                                    173,440,000         172,090,000
                                                               -------------       -------------
       Total liabilities                                         188,134,670         183,741,171
                                                               -------------       -------------

Shareholder's Deficit:
  Common stock (par value $1.00 per share, authorized
     50,000 shares; 10,000 shares issued and outstanding)
     and additional paid-in capital                               11,560,527          11,560,527
  Accumulated deficit                                            (56,276,496)        (53,316,531)
                                                               -------------       -------------
       Total shareholder's deficit                               (44,715,969)        (41,756,004)
                                                               -------------       -------------
Total liabilities and shareholder's deficit                    $ 143,418,701       $ 141,985,167
                                                               =============       =============


          The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - (Unaudited)


                                                                For the three months ended
                                                                          March 31,
                                                             -------------------------------
                                                                  2000              1999
                                                             ------------       ------------

Revenues:
  Service revenues                                           $ 14,732,100       $ 14,333,349
  Programming and production revenues from affiliates             107,909            163,720
                                                             ------------       ------------
            Total Revenues                                     14,840,009         14,497,069
                                                             ------------       ------------
Expenses:
  Cable system operations (including
     $77,611 and $69,706, net paid to affiliates
     in 2000 and 1999, respectively)                            5,150,059          4,850,520
  General and administrative (including
     $1,323,936 and $1,202,014, net paid  to affiliates
     in 2000 and 1999, respectively)                            2,698,890          2,434,908
  Management fees paid to parent                                  733,397            714,428
  Depreciation and amortization                                 4,851,334          4,788,718
                                                             ------------       ------------
            Total operating expenses                           13,433,680         12,788,574
                                                             ------------       ------------

Income from operations                                          1,406,329          1,708,495

Other income (expense):
   Interest expense                                            (4,411,080)        (4,454,785)
   Interest income                                                 55,344             56,330
   Other expense                                                  (15,924)           (15,602)
   Gain (loss) on disposal of assets                                5,366           (175,076)
                                                             ------------       ------------
                                                               (4,366,294)        (4,589,133)
                                                             ------------       ------------


Net loss                                                     $ (2,959,965)      $ (2,880,638)
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


                                                                For the three months ended
                                                                           March 31,
                                                               -----------------------------
                                                                   2000              1999
                                                               -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(2,959,965)      $(2,880,638)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                                 4,851,334         4,788,718
   Amortization of loan costs                                      230,946           226,940
   (Gain) loss on disposal of assets                                (5,366)          175,076
   (Increase) decrease in operating assets:
     Accounts receivable                                           253,571          (238,310)
     Prepaid expenses                                              (69,830)         (145,269)
     Due from affiliates                                           (53,792)           33,800
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                         797,906         1,071,387
     Due to affiliates                                             720,085           515,562
     Converter deposits                                                871             3,797
     Subscriber prepayments                                        524,637           344,097
                                                               -----------       -----------
Net cash from operating activities                               4,290,397         3,895,160
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems                                    (3,100,000)               --
Investment in cable television properties                         (902,426)       (1,361,003)
Proceeds from disposal of assets                                    12,100             2,700
Franchise fees and other intangibles                                (1,800)          (19,237)
                                                               -----------       -----------
Net cash used in investing activities                           (3,992,126)       (1,377,540)
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                      3,100,000                --
Principal payments on borrowings                                  (750,000)         (562,500)
Loan fees and other costs incurred                                      --                --
                                                               -----------       -----------
Net cash provided by (used  in) from financing activities        2,350,000          (562,500)
                                                               -----------       -----------

INCREASE  IN CASH                                                2,648,271         1,955,120

CASH, beginning of period                                        1,366,050         2,750,972

                                                               -----------       -----------
CASH, end of period                                            $ 4,014,321       $ 4,706,092
                                                               ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                    $ 1,645,247       $ 1,654,553
                                                               ===========       ===========

   Cash paid during the period for state income taxes          $    15,925       $    15,121
                                                               ===========       ===========

           The accompanying notes to unaudited financial statements is an integral part of these statements

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)



(1) BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 2000, its statements of operations and cash flows for the three months ended March 31, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) NORTHLAND CABLE NEWS:

Northland Cable News, Inc. ("NCN"), a wholly owned subsidiary of the Company, develops and distributes local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of March 31, 2000, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                              FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                              ---------------------------
                                                 2000              1999
                                              ---------         ---------

      INCOME STATEMENT
      INFORMATION:
      Revenues from affiliates                $ 213,434         $ 345,023
      Less: intercompany revenue               (105,525)         (181,303)
                                              ---------         ---------
                  Total revenues                107,909           163,720

      Operating expenses                        179,290           250,514
      Other, net                                 10,882             8,115
                                              ---------         ---------
      Net loss                                $ (82,263)        $ (94,909)
                                              =========         =========

                                               MARCH 31,        DECEMBER 31,
                                                 2000               1999
                                              -----------       -----------

      BALANCE SHEET
      INFORMATION:
          Current assets                      $ 2,157,966       $ 2,141,332
          Less: intercompany elimination       (2,020,328)       (2,032,390)
                                              -----------       -----------
                      Total Assets            $   137,638       $   108,942
                                              ===========       ===========
          Current liabilities                 $    43,576       $    50,204
          Other liabilities                            --                --
                                              -----------       -----------
                      Total liabilities       $    43,576       $    50,204
                                              ===========       ===========

(3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MARCH 31, 2000 AND 1999

As of March 31, 2000, the Company's cable systems served 127,534 basic subscribers, 39,729 premium subscribers, 39,729 tier subscribers and passed approximately 200,330 homes.

Revenues increased approximately $300,000 or 2.1%, from $14.5 million to $14.8 million for the three months ended March 31, 2000. Of these revenues, approximately $10.9 million (73.6%) was derived from basic service charges, $1.0 million (6.8%) from premium services, $1.2 million (8.1%) from tier services, $300,000 (2.0%) from installation charges, $300,000 (2.0%) from service maintenance contracts, $600,000 (4.1%) from advertising, and $500,000 (3.5%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems; and (ii) revenue from the higher penetration of new product tiers. Average monthly revenue per basic subscriber increased $1.75 or 4.7%, from $37.50 to $39.25 for the three months ended March 31, 2000. Average basic revenue per basic subscriber increased $1.45 or 5.3% from $27.30 to $28.75 for the three months ended March 31, 2000.

Cable system operations, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $200,000 or 4.1%, from $4.9 million to $5.1 million for the three months ended March 31, 2000. This increase is primarily attributable to: (i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, increased approximately $300,000 or 12.5%, from $2.4 million to $2.7 million for the three months ended March 31, 2000. This increase is primarily attributable to: (i) increased franchise fees due to rate increases on various franchise renewals and increases in revenue as noted previously; and
(ii) increases in salary and benefit costs due to cost of living adjustments.

Management fees increased approximately $19,000 or 2.7%, from $714,000 to $733,000 for the three months ended March 31, 2000. This increase was directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $100,000 or 2.1%, from $4.8 million to $4.9 million for the three months ended March 31, 2000. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant & equipment.

Interest expense had no significant change for the three months ended March 31, 2000 compared to the same period in 1999. Average outstanding indebtedness decreased $800,000 from $177.1 million to $176.3 million for the three months ended March 31, 1999 and 2000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company's debt service obligations for the year ended December 31, 2000 are expected to be approximately $20 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2000. The Company's debt service obligations for the year ended December 31, 2001 are anticipated to be approximately $24.2 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions and certain levels of capital expenditures, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $4.3 million for the three months ended March 31, 2000. Adjustments to the $3.0 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $5.1 million of depreciation and amortization and increases in operating liabilities of $2 million.

Net cash used in investing activities was $4.0 million for the three months ended March 31, 2000, and consisted of $3.1 million used in the acquisition of the Kingston, Washington system and approximately $900,000 in capital expenditures.

Net cash provided by financing activities was approximately $2.4 million for the three months ended March 31, 2000. The Company had $3.1 million in borrowings of long term debt to finance the Kingston, Washington acquisition and made approximately $700,000 of principal payments on notes payable.

Earnings before charges for interest, taxes, depreciation and amortization ("EBITDA") decreased approximately $200,000 or 3.1%, from $6.5 million to $6.3 million for the three months ended March 31, 2000. EBITDA as a percentage of revenues ("EBITDA Margin") decreased from 44.8% to 42.6% for the three months ended March 31, 2000. These changes were attributable primarily to the aforementioned increases in programming and general and administrative expenses. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Net cash provided by operating activities was $3.9 million for the three months ended March 31, 1999. Adjustments to the $2.9 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $5.0 million of depreciation and amortization, and an increases in current liabilities of $1.1 million and increases in amounts due to affiliates of approximately $500,000.

Net cash used in investing activities was $1.4 million for the three months ended March 31, 1999, and consisted primarily of $1.4 million in capital expenditures.

Net cash used by financing activities was approximately $600,000 for the three months ended March 31, 1999. The Company made $600,000 of principal payments on notes payable.

The Company has a revolving credit and term loan agreement with a group of lending banks (the "Senior Credit Facility"), providing a $75.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolver"). As of March 31, 2000, approximately $15.0 was available to borrow by the Company under its Revolver. The Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Quarterly Operating Cash Flow (as defined) to interest expense) of at least 1.25 to 1.00 initially, increasing over time to 2.25 to 1.00; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.0; (C) a pro forma debt service ratio (the ratio of the Company's Annualized Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.20; and (D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than 6.25 to 1.0, decreasing over time to 4.00 to 1.00. As of March 31, 2000, the Company was in compliance with covenants of the Senior Credit Facility as amended.

At March 31, 2000, the outstanding balance under the Senior Credit Facility was $77.4 million. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $61 million fixed at 8.53% under the terms of a self-amortizing interest rate swap agreement with the Company's lender expiring December 31, 2000; $7.0 million fixed at 7.73% under the terms of a interest rate swap agreement with the Company's lender expiring December 4, 2000; $3.5 million at a LIBOR based rate of 9.06% expiring June 30, 2000; $3.5 million at a LIBOR based rate of 9.06% expiring July 5, 2000; $2,764,000 at a LIBOR based rate of 8.88% expiring June 5, 2000. The balance of $76,000 bears interest at the prime rate plus 1.50% (currently 10.50%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.


CAPITAL EXPENDITURES

For the three months ended March 31, 2000, the Company incurred capital expenditures of approximately $900,000. Capital expenditures included: (i) expansion and improvements of cable properties; (ii) additions to plant and equipment; and (iii) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $9.6 million in capital expenditures for the remainder of 2000 and approximately $8.9 million in 2001. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches, extensions of distribution facilities to add new subscribers and general maintenance. To fund planned 2000 capital expenditures the Company plans to utilize approximately $6.8 million of cash flow from operations, borrow approximately $2.5 million from its Senior Credit Facility and defer approximately $1.2 million in management fees payable to its parent.

The Company is in the process of reevaluating its capital expenditure plans for the remainder of 2000 and 2001 to incorporate an accelerated roll-out of digital programming services to a larger portion of its subscriber base. If implemented, digital programming services would be made available to approximately 70% of the Company's subscribers by the second quarter of 2001 and total capital expenditures in 2000 and 2001 would increase to approximately $11.1 million and $12 million respectively. Implementation of this plan is contingent upon certain modifications to the Senior Credit Facility to allow for additional borrowings and/or revisions to the repayment terms of the current outstanding amounts. The Company is currently engaged in preliminary discussions with its lenders.

ACQUISITION OF CABLE SYSTEM

On March 31, 2000, the Company acquired the operating assets and franchise rights to cable systems serving approximately 1,550 basic subscribers in the communities of Kingston and Hansville, Washington, located in Kitsap County (the "Kingston System") from North Star Cable, Inc. The systems were acquired at a purchase price of $3,100,000 adjusted at closing for the proration of certain revenues and expenses. Of the total purchase price, North Star Cable, Inc. received $3,093,046 on March 31, 2000. The acquisition was financed through borrowings under the Senior Credit Facility.

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

       None

ITEM 3 Defaults upon senior securities

       None

ITEM 4 Submission of matters to a vote of security holders


ITEM 5 Other information

       None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit index

                27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                 Northland Cable Television, Inc. and Subsidiary


      SIGNATURES                           CAPACITIES                        DATE


/s/  Richard I. Clark          Director, Vice President, Treasurer and    __________
------------------------       Assistant Secretary
     Richard I. Clark


/s/  Gary S. Jones             Vice President and Chief Financial         __________
------------------------       Officer
     Gary S. Jones