Form 10-Q
period 2000-06-30
NORTHLAND CABLE TELEVISION INC
filed 2000-08-14
CIK 1051920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended JUNE 30, 2000

                                       or

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

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
             (Exact name of registrant as specified in its charter)

        STATE OF WASHINGTON                             91-1638891
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
         incorporation)


         1201 THIRD AVENUE, SUITE 3600
               SEATTLE, WASHINGTON                        98101
    ----------------------------------------            ----------
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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED BALANCE SHEETS - (Unaudited)

                                                                                           June 30,                   December 31,
                                                                                             2000                        1999
                                                                                         -------------               -------------
                                     ASSETS
Current Assets:
  Cash                                                                                   $   1,481,821               $   1,366,050
  Due from affiliates                                                                          122,422                     127,790
  Accounts receivable                                                                        2,013,887                   2,226,257
  Prepaid expenses                                                                             471,479                     514,883
                                                                                         -------------               -------------
                 Total current assets                                                        4,089,609                   4,234,980
                                                                                         -------------               -------------
Investment in Cable Television Properties:
Property and equipment, net of accumulated
  depreciation of $44,356,453 and $40,226,261,
  respectively                                                                              55,165,787                  55,094,450
Franchise agreements, net of accumulated
  amortization of $34,968,991 and $29,899,513,
  respectively                                                                              68,425,790                  70,564,567
Goodwill, net of accumulated
  amortization of $2,306,938 and $2,220,383,
  respectively                                                                               4,617,495                   4,704,050
Other intangible assets, net of accumulated
  amortization of $6,579,783 and $5,706,249,
  respectively                                                                               6,518,387                   7,387,120
                                                                                         -------------               -------------
                 Total investment in cable television properties                           134,727,459                 137,750,187
                                                                                         -------------               -------------
                 Total assets                                                            $ 138,817,068               $ 141,985,167
                                                                                         =============               =============


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                                                       $     410,253               $     620,403
  Accrued expenses                                                                           5,218,751                   6,040,163
  Converter deposits                                                                           114,509                     111,703
  Subscriber prepayments                                                                     2,216,998                   1,830,231
  Due to affiliates                                                                          1,738,731                      48,671
  Current portion of notes payable                                                           5,000,000                   3,000,000
                                                                                         -------------               -------------
                  Total current liabilities                                                 14,699,242                  11,651,171

Notes payable                                                                              171,690,000                 172,090,000
                                                                                         -------------               -------------
                  Total  liabilities                                                       186,389,242                 183,741,171
                                                                                         -------------               -------------

Shareholder's Deficit:
  Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding)
     and additional paid-in capital                                                         11,560,527                  11,560,527
  Accumulated deficit                                                                      (59,132,701)                (53,316,531)
                                                                                         -------------               -------------
                  Total shareholder's deficit                                              (47,572,174)                (41,756,004)
                                                                                         -------------               -------------
Total liabilities and shareholder's deficit                                              $ 138,817,068               $ 141,985,167
                                                                                         =============               =============



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - (Unaudited)


                                                                       For the six months ended June 30,
                                                                     ---------------------------------------
                                                                         2000                       1999
                                                                     ------------               ------------
Revenues:
  Service revenues                                                   $ 29,785,925               $ 28,787,757
  Programming and production revenues from affiliates                     209,943                    327,986
                                                                     ------------               ------------
            Total Revenues                                             29,995,868                 29,115,743
                                                                     ------------               ------------
Expenses:
  Cable system operations (including
     $141,617 and $119,281, net paid to affiliates
     in 1999 and 1998, respectively)                                   10,276,487                  9,715,120
  General and administrative (including
     $2,612,099 and $2,572,397, net paid  to affiliates
     in 1999 and 1998, respectively)                                    5,375,069                  4,969,473
  Management fees paid to parent                                        1,495,372                  1,433,959
  Depreciation and amortization                                         9,807,375                  9,597,143
                                                                     ------------               ------------
            Total operating expenses                                   26,954,303                 25,715,695
                                                                     ------------               ------------

Income from operations                                                  3,041,565                  3,400,048

Other income (expense):
   Interest expense                                                    (8,887,422)                (8,937,035)
   Interest income                                                        101,123                    110,028
   Other expense                                                          (18,968)                   (25,714)
   (Loss) gain on disposal of assets                                      (52,467)                  (450,303)
                                                                     ------------               ------------
                                                                       (8,857,734)                (9,303,024)
                                                                     ------------               ------------


Net loss                                                             $ (5,816,169)              $ (5,902,976)
                                                                     ============               ============



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - (Unaudited)


                                                                       For the three months ended June 30,
                                                                     ---------------------------------------
                                                                         2000                       1999
                                                                     ------------               ------------
Revenues:
  Service revenues                                                   $ 15,053,825               $ 14,454,408
  Programming and production revenues from affiliates                     102,033                    164,266
                                                                     ------------               ------------
            Total Revenues                                             15,155,858                 14,618,674
                                                                     ------------               ------------
Expenses:
  Cable system operations (including
     $64,006 and $49,575, net paid to affiliates
     in 2000 and 1999, respectively)                                    5,131,452                  4,864,601
  General and administrative (including
     $1,288,163 and $1,370,383, net paid  to affiliates
     in 2000 and 1999, respectively)                                    2,676,180                  2,534,566
  Management fees paid to parent                                          756,952                    719,531
  Depreciation and amortization                                         4,956,041                  4,808,424
                                                                     ------------               ------------
            Total operating expenses                                   13,520,625                 12,927,122
                                                                     ------------               ------------

Income from operations                                                  1,635,233                  1,691,552

Other income (expense):
   Interest expense                                                    (4,476,341)                (4,482,250)
   Interest income                                                         45,780                     53,699
   Other expense                                                           (3,042)                   (10,593)
   (Loss) gain on disposal of assets                                      (57,834)                  (274,746)
                                                                     ------------               ------------
                                                                       (4,491,437)                (4,713,890)
                                                                     ------------               ------------


Net loss                                                             $ (2,856,204)              $ (3,022,338)
                                                                     ============               ============



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - (Unaudited)


                                                                         For the six months ended June 30,
                                                                       -------------------------------------
                                                                          2000                      1999
                                                                       -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(5,816,169)              $(5,902,976)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                                         9,807,375                 9,597,142
   Amortization of loan costs                                              461,892                   455,161
   Loss (gain) on disposal of assets                                        52,467                   450,303
   (Increase) decrease in operating assets:
     Accounts receivable                                                   212,370                   131,030
     Prepaid expenses                                                       43,404                  (142,201)
     Due from affiliates                                                     5,369                  (181,397)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                              (1,031,562)               (1,216,193)
     Due to affiliates                                                   1,690,059                   759,713
     Converter deposits                                                      2,806                    (3,127)
     Subscriber prepayments                                                386,767                   101,105
                                                                       -----------               -----------
Net cash from operating activities                                       5,814,778                 4,048,560
                                                                       -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems                                            (3,100,000)                       --
Investment in cable television properties                               (4,229,555)               (3,175,342)
Proceeds from disposal of assets                                            35,050                    16,261
Franchise fees and other intangibles                                        (4,502)                 (107,966)
                                                                       -----------               -----------
Net cash used in investing activities                                   (7,299,007)               (3,267,047)
                                                                       -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                              3,100,000                        --
Principal payments on borrowings                                        (1,500,000)               (1,125,000)
Loan fees and other costs incurred                                              --                        --
                                                                       -----------               -----------
Net cash provided by (used  in) from financing activities                1,600,000                (1,125,000)
                                                                       -----------               -----------

INCREASE (DECREASE) IN CASH                                                115,771                  (343,487)

CASH, beginning of period                                                1,366,050                 2,750,972

                                                                       -----------               -----------
CASH, end of period                                                    $ 1,481,821               $ 2,407,485
                                                                       ===========               ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                            $ 8,373,840               $ 8,456,631
                                                                       ===========               ===========

   Cash paid during the period for state income taxes                  $    18,967               $    25,714
                                                                       ===========               ===========



The accompanying notes to unaudited financial statements is an integral part of these statements

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)

(1) BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 2000, its statements of operations for the six and three months ended June 30, 2000 and 1999 and its statement of cash flows for the six months ended June 30, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) NORTHLAND CABLE NEWS:

Northland Cable News, Inc. ("NCN"), a wholly owned subsidiary of the Company, develops and distributes local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of June 30, 2000, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                        THREE MONTH PERIOD ENDED JUNE 30,               SIX MONTH PERIOD ENDED JUNE 30,
                                          2000                    1999                     2000                   1999
                                        ---------               ---------               ---------               ---------
INCOME STATEMENT
INFORMATION:
Revenues from affiliates                $ 194,805               $ 345,569               $ 408,239               $ 690,592
Less: intercompany revenue
                                          (92,772)               (181,303)               (198,296)               (362,606)
                                        ---------               ---------               ---------               ---------
            Total revenues
                                          102,033                 164,266                 209,943                 327,986

Operating expenses
                                          150,587                 248,776                 329,877                 499,290
Other, net
                                            3,043                  10,237                  13,925                  18,351
                                        ---------               ---------               ---------               ---------
Net loss                                $ (51,597)              $ (94,747)              $(133,859)              $(189,655)
                                        =========               =========               =========               =========

                                                 JUNE 30,                 DECEMBER 31,
                                                   2000                      1999
                                                -----------               -----------
BALANCE SHEET
INFORMATION:
    Current assets                              $ 2,203,485               $ 2,141,332
    Less: intercompany elimination               (2,092,773)               (2,032,390)
                                                -----------               -----------
                Total Assets                    $   110,712               $   108,942
                                                ===========               ===========
    Current liabilities                         $    47,919               $    50,204
    Other liabilities                                    --                        --
                                                -----------               -----------
                Total liabilities               $    47,919               $    50,204
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

Staff Accounting Bulletin (SAB) No. 101 - In November of 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin become effective for the quarter ended December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

(4) ACQUISITION OF CABLE SYSTEM

On March 31, 2000, the Company acquired the operating assets and franchise rights to cable systems serving approximately 1,600 basic subscribers in the communities of Kingston and Hansville, Washington, located in Kitsap County from North Star Cable, Inc. The systems were acquired at a purchase price of $3,100,000 adjusted at closing for the proration of certain revenues and expenses. Of the total purchase price, North Star Cable, Inc. received $3,093,046 on March 31, 2000. The acquisition was financed through borrowings under the Senior Credit Facility.

Pro forma operating results of the Company for the three and six months ending June 30, 1999, assuming the acquisitions described above had been made as of the beginning of the period, are as follows:

                   THREE MONTH PERIOD ENDED JUNE 30,      SIX MONTH PERIOD ENDED JUNE 30,
                                 1999                         2000               1999
                             ------------                 ------------       ------------
Service revenues             $ 14,750,000                 $ 30,150,000       $ 29,400,000
                             ============                 ============       ============
Net loss                     $ (3,100,000)                $ (5,900,000)      $ (6,100,000)
                             ============                 ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

As of June 30, 2000, the Company's cable systems served 125,236 basic subscribers, 37,879 premium subscribers, 39,176 tier subscribers and passed approximately 200,320 homes.

Revenues increased approximately $900,000 or 3.1%, from $29.1 million to $30.0 million for the six months ended June 30, 2000. Of these revenues, approximately $22.0 million (73.3%) was derived from basic service charges, $2.1 million (7.0%) from premium services, $2.35 million (7.9%) from tier services, $550,000 (1.8%) from installation charges, $600,000 (2.0%) from service maintenance contracts, $1.3 million (4.3%) from advertising, and $1.1 million (3.7%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems; (ii) revenue from the higher penetration of new product tiers; and (iii) the March 2000 acquisition of cable television systems serving approximately 1,600 basic subscribers in and around Kingston, WA ("the Kingston System"). Average monthly revenue per basic subscriber increased $1.86 or 4.9%, from $37.79 to $39.65 for the six months ended June 30, 2000. Average basic revenue per basic subscriber increased $1.51 or 5.5% from $27.57 to $29.08 for the six months ended June 30, 2000. On a pro forma basis, revenues would have increased approximately $750,000 or 2.6% from $29.4 million to $30.15 million. Average monthly revenue per basic subscriber would have increased $2.14 or 5.7%, from $37.72 to $39.86 for the six months ended June 30, 2000.

Cable system operations, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $600,000 or 6.2%, from $9.7 million to $10.3 million for the six months ended June 30, 2000. This increase is primarily attributable to: (i) annual wage and benefit increases; (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems; (iii) higher advertising sales commissions and agency fee expenses resulting from increases in advertising revenues; and (iv) expenses associated with the Kingston System acquisition. On a pro forma basis, operating expenses would have increased approximately $550,000 or 5.6% from $9.8 million to $10.35 million for the six months ended June 30, 2000.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, increased approximately $450,000 or 9.1%, from $4.95 million to $5.4 million for the six months ended June 30, 2000. This increase is primarily attributable to: (i) increased franchise fees due to rate increases on various franchise renewals and increases in revenue as noted previously; (ii) increases in salary and benefit costs due to cost of living adjustments; (iii) increases in property tax expense due to higher assessments in property values; and (iv) expenses associated with the Kingston

System acquisition. On a pro forma basis, general and administrative expenses would have increased approximately $350,000 or 6.9%, from $5.05 million to $5.4 million for the six months ended June 30, 2000 compared to the same period in 1999.

Management fee increases for the six months ended June 30, 2000, are directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $200,000 or 2.1%, from $9.6 million to $9.8 million for the six months ended June 30, 2000. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant & equipment.

Interest expense had no significant change for the six months ended June 30, 2000 compared to the same period in 1999. Average outstanding indebtedness decreased from $176.8 million to $175.9 million for the six months ended June 30, 1999 and 2000, respectively.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues increased approximately $550,000 or 3.8%, from $14.6 million to $15.15 million for the three months ended June 30, 2000. Of these revenues, approximately $11.15 million (73.6%) was derived from basic service charges, $1.05 million (6.9%) from premium services, $1.2 million (7.9%) from tier services, $250,000 (1.7%) from installation charges, $300,000 (2.0%) from service maintenance contracts, $650,000 (4.3%) from advertising, and $550,000 (3.6%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems; (ii) revenue from the higher penetration of new product tiers; and (iii) the March 2000 acquisition of the Kingston System. Average monthly revenue per basic subscriber increased $1.97 or 5.2%, from $38.08 to $40.05 for the three months ended June 30, 2000. Average basic revenue per basic subscriber increased $1.58 or 5.7% from $27.84 to $29.42 for the three months ended June 30, 2000. On a pro forma basis, revenues would have increased approximately $400,000 or 2.7% from $14.75 million to $15.15 million. Average monthly revenue per basic subscriber would have increased $2.03 or 5.3%, from $38.02 to $40.05 for the three months ended June 30, 2000.

Cable system operations, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $300,000 or 6.2%, from $4.85 million to $5.15 million for the three months ended June 30, 2000. This increase is primarily attributable to:
(i) annual wage and benefit increases; (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems; (iii) higher advertising sales commissions and agency fee expenses resulting from increases in advertising revenues; and (iv) expenses associated with the Kingston System acquisition. On a pro forma basis, operating expenses would have increased approximately $250,000 or 5.1% from $4.9 million to $5.15 million for the three months ended June 30, 2000.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, increased approximately $200,000 or 8.0%, from $2.5 million to $2.7 million for the three months ended June 30, 2000. This increase is primarily attributable to: (i) increased franchise fees due to rate increases on various franchise renewals and increases in revenue as noted previously; (ii) increases in salary and benefit costs due to cost of living adjustments; (iii) increases in property tax expense due to higher assessments in property values; and (iv) expenses associated with the Kingston System acquisition. On a pro forma basis, general and administrative expenses would have increased approximately $100,000 or 3.9% from $2.55 million to $2.65 million for the three months ended June 30, 2000.

Management fee increases for the three months ended June 30, 2000, are directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $200,000 or 4.2%, from $4.8 million to $5.0 million for the three months ended June 30, 2000. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant and equipment.

Interest expense had no significant change for the three months ended June 30, 2000 compared to the same period in 1999. Average outstanding indebtedness increased from $176.5 million to $177.1 million for the three months ended June 30, 1999 and 2000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company's debt service obligations for the year ended December 31, 2000 are expected to be approximately $17.8 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2000. The Company's debt service obligations for the year ended December 31, 2001 are anticipated to be approximately $19.5 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions and certain levels of capital expenditures, prior to the maturity of its long-term indebtedness.

Net cash provided by operating activities was $5.8 million for the six months ended June 30, 2000. Adjustments to the $5.8 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $10.25 million of depreciation and amortization and increases in operating liabilities of $1.05 million.

Net cash used in investing activities was $7.3 million for the six months ended June 30, 2000, and consisted of $3.1 million used in the acquisition of the Kingston System and approximately $4.25 million in capital expenditures.

Net cash provided by financing activities was approximately $1.6 million for the six months ended June 30, 2000. The Company had $3.1 million in borrowings of long term debt to finance the Kingston, Washington acquisition and made approximately $1.5 million of principal payments on notes payable.

Earnings before charges for interest, taxes, depreciation and amortization ("EBITDA") increased approximately $100,000 or 1.5%, from $6.5 million to $6.6 million for the three months ended June 30, 2000. The increase in EBITDA was attributable primarily to the Kingston System acquisition. EBITDA as a percentage of revenues ("EBITDA Margin") decreased from 44.5% to 43.5% for the three months ended June 30, 2000. This decrease in EBITDA margin was attributable to: (i) the aforementioned increase in franchise fee expenses; and
(ii) the increase in programming expenses of 9.6% while revenues increased 3.8% for the three months ended June 30, 2000. On a pro forma basis, EBITDA would have increased approximately $50,000 or 0.8%, from $6.55 million to $6.6 million for the three months ended June 30, 2000. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Net cash provided by operating activities was $4.05 million for the six months ended June 30, 1999. Adjustments to the $5.9 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $10.1 million of depreciation and amortization, and an decreases in current liabilities of $1.2 million and increases in amounts due to affiliates of approximately $750,000.

Net cash used in investing activities was $3.25 million for the six months ended June 30, 1999, and consisted primarily of $3.2 million in capital expenditures.

Net cash used by financing activities was approximately $1.1 million for the six months ended June 30, 1999. The Company made $1.1 million of principal payments on notes payable.

On August 14, 2000, the Company refinanced its existing senior bank indebtedness (the "Revised Senior Credit Facility"). The Revised Senior Credit Facility establishes a 364-day revolving credit / term-out loan facility in the aggregate principal amount of $35 million (the "364-Day / Term-out Facility"), a seven-year revolving credit loan in the aggregate principal amount of $40 million (the "Revolving Credit Facility"), and a seven-year term loan in the aggregate principal amount of $35 million (the "Term Loan Facility"). Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The proceeds of the Senior Credit Facility will be used to repay existing senior bank indebtedness, finance future acquisitions, finance capital expenditures, provide working capital and for other general corporate purposes.

At the company's election, the interest rate per annum applicable to the Revised Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the U.S. dollar prime commercial lending rate announced by the administrative agent of the lending group, plus a borrowing margin ("Base Rate"); or (ii) the London interbank offered rate (`LIBOR"), plus a borrowing margin. The applicable borrowing margins vary, based upon the Company's leverage ratio, from 1.25% to 2.75% for LIBOR loans and from 0.25% to 1.75% for Base Rate loans.

 The Revised Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) a Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.75 to 1.00 initially, decreasing over time to 4.50 to 1.00; (B) a Senior Leverage Ratio (the ratio of Total Debt (excluding existing and/or future Senior Subordinated Notes) to Annualized Operating Cash
Flow) of not more than 3.50 to 1.00 initially, decreasing over time to 3.00 to 1.00; (C) a Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense) of not more less 1.40 to 1.00 initially, increasing over time to 2.00 to 1.00; (D) a Pro Forma Debt Service Ratio (the ratio of the Company's Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.25 to 1.00; (E) a Capital Expenditure Limitation of not more than $14 million, $15 million, and $12.5 million, respectively, in 2000, 2001 and 2002; and (F) beginning March 31, 2003, a Fixed Charge Coverage Ratio (the ratio of Operating Cash Flow to Fixed Charges (as defined)) of 1.05 to 1.00. As of the date of this filing, the Company was in compliance with the covenants of the Revised Senior Credit Facility.

The Company is required to enter into interest rate hedge agreements no later than the date occurring 90 days after closing covering at least 50% of the total amount outstanding under the Revised Senior Credit Facility. As of the date of this filing the Company had not entered into any such hedge agreements

As of the date of this filing, approximately $78.7 million was outstanding under the Revised Senior Credit Facility bearing interest at the Base Rate of 11.25%. The above rate includes a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates. It is anticipated that the rate of interest will decline as the Company converts outstanding amounts to LIBOR loans from Base Rate loans.


CAPITAL EXPENDITURES

For the three months ended June 30, 2000, the Company incurred capital expenditures of approximately $3.3 million. Capital expenditures included: (i) expansion and improvements of cable properties; (ii) additions to plant and equipment; and (iii) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $7.4 million in capital expenditures for the remainder of 2000 and approximately $12.5 million in 2001. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches including digital programming, extensions of distribution facilities to add new subscribers and general maintenance. To fund planned 2000 capital expenditures aggregating $11.6 million the Company plans to utilize approximately $7.7 million of cash flow from operations and borrow approximately $3.9 million from its Revised Senior Credit Facility.

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

ITEM 2 Changes in securities
        None

ITEM 3 Defaults upon senior securities
        None

ITEM 4 Submission of matters to a vote of security holders
        None

ITEM 5 Other information
        None

ITEM 6 Exhibits and Reports on Form 8-K

        (a)     Exhibit index

                10.1 Credit Agreement with Bank of America, N.A. dated as of August 14, 2000.
                27.0    Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

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

                 Northland Cable Television, Inc. and Subsidiary


        SIGNATURES                         CAPACITIES                   DATE
        ----------                         ----------                   ----
/s/  Richard I. Clark         Director, Vice President, Treasurer and  8/14/00
--------------------------    Assistant Secretary
     Richard I. Clark


/s/  Gary S. Jones            Vice President and Chief Financial       8/14/00
--------------------------    Officer
     Gary S. Jones