Form 10-Q
period 2000-09-30
NORTHLAND CABLE TELEVISION INC
filed 2000-11-14
CIK 1051920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2000

                                       or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to________

                        Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       STATE OF WASHINGTON                               91-1311836
---------------------------------            ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation)

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
             (Exact name of registrant as specified in its charter)

      STATE OF WASHINGTON                                  91-1638891
---------------------------------            ----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
         incorporation)


     1201 THIRD AVENUE, SUITE 3600
          SEATTLE, WASHINGTON                                      98101
----------------------------------------                         ----------
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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED BALANCE SHEETS - (Unaudited)

                                                               September 30,        December 31,
                                                                   2000                 1999
                                                               -------------       -------------
                              ASSETS
Current Assets:
  Cash                                                         $   2,129,631       $   1,366,050
  Due from affiliates                                                292,132             127,790
  Accounts receivable                                              2,112,003           2,226,257
  Prepaid expenses                                                   895,791             514,883
                                                               -------------       -------------
          Total current assets                                     5,429,557           4,234,980
                                                               -------------       -------------
Investment in Cable Television Properties:
Property and equipment, net of accumulated
  depreciation of $46,510,462 and $40,226,261,
  respectively                                                    55,542,912          55,094,450
Franchise agreements, net of accumulated
  amortization of $37,540,363 and $29,899,513,
  respectively                                                    65,854,417          70,564,567
Goodwill, net of accumulated
  amortization of $2,350,216 and $2,220,383,
  respectively                                                     4,574,217           4,704,050
Other intangible assets, net of accumulated
  amortization of $4,674,329 and $5,706,249,
  respectively                                                     5,938,120           7,387,120
                                                               -------------       -------------
          Total investment in cable television properties        131,909,666         137,750,187
                                                               -------------       -------------
          Total assets                                         $ 137,339,223       $ 141,985,167
                                                               =============       =============


               LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                             $     110,260       $     620,403
  Accrued expenses                                                 8,898,867           6,040,163
  Converter deposits                                                 123,406             111,703
  Subscriber prepayments                                           1,761,058           1,830,231
  Due to affiliates                                                  303,435              48,671
  Current portion of notes payable                                         -           3,000,000
                                                               -------------       -------------
          Total current liabilities                               11,197,026          11,651,171

Notes payable                                                    178,690,000         172,090,000
                                                               -------------       -------------
          Total  liabilities                                     189,887,026         183,741,171
                                                               -------------       -------------

Shareholder's Deficit:
  Common stock (par value $1.00 per share, authorized
     50,000 shares; 10,000 shares issued and outstanding)
     and additional paid-in capital                               11,560,527          11,560,527
  Accumulated deficit                                            (64,108,330)        (53,316,531)
                                                               -------------       -------------
          Total shareholder's deficit                            (52,547,803)        (41,756,004)
                                                               -------------       -------------
Total liabilities and shareholder's deficit                    $ 137,339,223       $ 141,985,167
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



                                                                For the nine months ended
                                                                       September 30,
                                                             -------------------------------
                                                                 2000               1999
                                                             ------------       ------------
Revenues:
  Service revenues                                           $ 44,913,365       $ 43,434,372
  Programming and production revenues from affiliates             313,973            478,860
                                                             ------------       ------------
            Total Revenues                                     45,227,338         43,913,232
                                                             ------------       ------------
Expenses:
  Cable system operations (including
     $211,526 and $188,939, net paid to affiliates
     in 2000 and 1999, respectively)                           15,546,559         14,486,333
  General and administrative (including
     $3,764,066 and $3,892,793, net paid  to affiliates
     in 2000 and 1999, respectively)                            7,932,434          7,805,905
  Management fees paid to parent                                2,256,739          2,161,376
  Depreciation and amortization                                14,782,302         14,424,547
                                                             ------------       ------------
            Total operating expenses                           40,518,034         38,878,161
                                                             ------------       ------------

Income from operations                                          4,709,304          5,035,071

Other income (expense):
   Interest expense                                           (13,422,670)       (13,451,499)
   Interest income                                                134,072            157,655
   Loss on disposal of assets                                     (94,425)          (572,437)
   Other expense                                                  (25,136)           (28,803)
                                                             ------------       ------------
                                                              (13,408,159)       (13,895,084)
                                                             ------------       ------------

Net loss before extraordinary item                             (8,698,855)        (8,860,013)

Extraordinary item:
   Loss on extinguishment of debt, net                         (2,092,944)                --
                                                             ------------       ------------

Net loss                                                     $(10,791,799)      $ (8,860,013)
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





                                                                For the three months ended
                                                                      September 30,
                                                             -------------------------------
                                                                 2000               1999
                                                             ------------       ------------
Revenues:
  Service revenues                                           $ 15,127,440       $ 14,646,615
  Programming and production revenues from affiliates             104,031            150,874
                                                             ------------       ------------
            Total Revenues                                     15,231,471         14,797,489
                                                             ------------       ------------
Expenses:
  Cable system operations (including
     $69,909 and $69,658, net paid to affiliates
     in 2000 and 1999, respectively)                            5,269,772          4,771,213
  General and administrative (including
     $1,151,967 and $1,320,396, net paid  to affiliates
     in 2000 and 1999, respectively)                            2,557,366          2,836,432
  Management fees paid to parent                                  761,367            727,417
  Depreciation and amortization                                 4,974,927          4,827,404
                                                             ------------       ------------
            Total operating expenses                           13,563,432         13,162,466
                                                             ------------       ------------

Income from operations                                          1,668,039          1,635,023

Other income (expense):
   Interest expense                                            (4,535,248)        (4,514,464)
   Interest income                                                 32,949             47,626
   Loss on disposal of assets                                     (41,958)          (122,134)
   Other expense                                                   (6,169)            (3,088)
                                                             ------------       ------------
                                                               (4,550,426)        (4,592,060)
                                                             ------------       ------------

Net loss before extraordinary item                             (2,882,387)        (2,957,037)

Extraordinary item:
   Loss on extinguishment of debt, net                         (2,092,944)                --
                                                             ------------       ------------
Net loss                                                     $ (4,975,331)      $ (2,957,037)
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



                                                              For the nine months ended
                                                                     September 30,
                                                           -------------------------------
                                                               2000               1999
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(10,791,799)      $ (8,860,013)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                             14,782,302         14,424,547
   Amortization of loan costs                                   650,194            684,023
   Loss on extinguishment of debt                             2,092,944                  -
   Loss on disposal of assets                                    94,425            572,437
   (Increase) decrease in operating assets:
     Accounts receivable                                        114,254           (114,528)
     Prepaid expenses                                          (380,908)          (325,214)
     Due from affiliates                                       (164,342)          (121,269)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    2,348,561          1,273,239
     Due to affiliates                                          254,764            298,867
     Converter deposits                                          11,703                991
     Subscriber prepayments                                     (69,173)           (35,926)
                                                           ------------       ------------
Net cash from operating activities                            8,942,925          7,797,154
                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems                                 (3,100,000)                 -
Investment in cable television properties                    (6,819,460)        (5,008,146)
Proceeds from disposal of assets                                 35,250             20,935
Franchise fees and other intangibles                            (77,027)          (125,639)
                                                           ------------       ------------
Net cash used in investing activities                        (9,961,237)        (5,112,850)
                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                  81,790,000                  -
Principal payments on borrowings, net                       (77,955,106)        (1,687,500)
Loan fees and other costs incurred                           (2,053,001)                 -
                                                           ------------       ------------
Net cash provided by (used in) financing activities           1,781,893         (1,687,500)
                                                           ------------       ------------

INCREASE IN CASH                                                763,581            996,804

CASH, beginning of period                                     1,366,050          2,750,972

                                                           ------------       ------------
CASH, end of period                                        $  2,129,631       $  3,747,776
                                                           ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $  9,406,959       $ 10,205,334
                                                           ============       ============

   Cash paid during the period for state income taxes      $     25,136       $     28,803
                                                           ============       ============

                  The accompanying notes to unaudited financial
              statements are an integral part of these statements

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)

(1) BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 2000, its statements of operations for the nine and three months ended September 30, 2000 and 1999 and its statement of cash flows for the nine months ended September 30, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) NORTHLAND CABLE NEWS:

Northland Cable News, Inc. ("NCN"), a wholly owned subsidiary of the Company, develops and distributes local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of September 30, 2000, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                               THREE MONTH PERIOD ENDED SEPT 30,   NINE MONTH PERIOD ENDED SEPT 30,
                               ---------------------------------   --------------------------------
                                   2000               1999             2000               1999
                               ------------       --------------   ------------       -------------
INCOME STATEMENT
INFORMATION:
Revenues from affiliates        $   194,057       $   328,652       $   602,296       $ 1,019,244
Less: intercompany revenue          (90,026)         (177,778)         (288,322)         (540,384)
                                -----------       -----------       -----------       -----------
            Total revenues          104,031           150,874           313,974           478,860

Operating expenses                  161,061           246,519           490,939           745,809
Other, net                            6,016             1,436            19,940            19,787
                                -----------       -----------       -----------       -----------
Net loss                        $   (63,046)      $   (97,081)      $  (196,905)      $  (286,736)
                                ===========       ===========       ===========       ===========

                                        SEPTEMBER 30,     DECEMBER 31,
                                            2000              1999
                                        -----------       -----------
BALANCE SHEET
INFORMATION:
    Current assets                      $ 2,235,437       $ 2,141,332
    Less: intercompany elimination       (2,024,144)       (2,032,390)
                                        -----------       -----------
                Total Assets            $   211,293       $   108,942
                                        ===========       ===========
    Current liabilities                 $    52,892       $    50,204
    Other liabilities                            --                --
                                        -----------       -----------
                Total liabilities       $    52,892       $    50,204
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

Staff Accounting Bulletin (SAB) No. 101 - In December 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin will become effective for the quarter ended December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Company believes that the effects of this bulletin will not have a material impact on the Company's financial position or results of operations.

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

Pro forma operating results of the Company for the three and nine months ending September 30, 1999 and the nine months ending September 30, 2000, assuming the acquisitions described above had been made as of the beginning of the period, are as follows:

                       THREE MONTH
                       PERIOD ENDED
                         SEPT 30,          NINE MONTH PERIOD ENDED SEPT 30,
                          1999                 2000               1999
                      ------------         ------------       ------------
Service revenues      $ 15,000,000         $ 45,400,000       $ 44,400,000
                      ============         ============       ============
Net loss              $ (3,100,000)        $(10,900,000)      $ (9,000,000)
                      ============         ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

As of September 30, 2000, the Company's cable systems served 125,626 basic subscribers, 38,419 premium subscribers, 39,613 tier subscribers and passed approximately 200,320 homes.

Revenues increased approximately $1.35 million or 3.1%, from $43.9 million to $45.25 million for the nine months ended September 30, 2000. Of these revenues, approximately $33.1 million (73.1%) was derived from basic service charges, $3.15 million (7.0%) from premium services, $3.55 million (7.9%) from tier services, $850,000 (1.9%) from installation charges, $950,000 (2.1%) from service maintenance contracts, $2.0 million (4.4%) from advertising, and $1.65 million (3.6%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems; (ii) revenue from the higher penetration of new product tiers; and
(iii) the March 2000 acquisition of cable television systems serving approximately 1,600 basic subscribers in and around Kingston, WA ("the Kingston System"). Average monthly revenue per basic subscriber increased $1.73 or 4.5%, from $38.21 to $39.94 for the nine months ended September 30, 2000. Average basic revenue per basic subscriber increased $1.49 or 5.4% from $27.75 to $29.24 for the nine months ended September 30, 2000. On a pro forma basis, revenues would have increased approximately $1.05 million or 2.4% from $44.35 million to $45.4 million. Average monthly revenue per basic subscriber would have increased $1.94 or 5.1%, from $38.14 to $40.08 for the nine months ended September 30, 2000.

Cable system operations, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $1.05 million or 7.2%, from $14.50 million to $15.55 million for the nine months ended September 30, 2000. This increase is primarily attributable to: (i) annual wage and benefit increases; (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems; (iii) higher advertising sales commissions and agency fee expenses resulting from increases in advertising revenues; and (iv) expenses associated with the Kingston System acquisition. On a pro forma basis, operating expenses would have increased approximately $950,000 or 6.5% from $14.65 million to $15.60 million for the nine months ended September 30, 2000.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, increased approximately $150,000 or 1.9%, from $7.8 million to $7.95 million for the nine months ended September 30, 2000. This increase is primarily attributable to: (i) increased franchise fees resulting from various franchise renewals and increases in revenue as noted previously; (ii) increases in property tax expense due to higher assessments in property values; (iii) expenses associated with the Kingston System acquisition; offset by decreases in administrative salaries. On a pro forma basis, general and administrative expenses for the nine months ended September 30, 2000, would have remained consistent with the same period in 1999.

Management fee increases for the nine months ended September 30, 2000, are directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $400,000 or 2.8%, from $14.4 million to $14.8 million for the nine months ended September 30, 2000. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant & equipment.

Interest expense for the nine months ended September 30, 2000, remained consistent with the same period in 1999. Average outstanding indebtedness decreased from $176.8 million during the first nine months in 1999 to $176.7 million during the same period in 2000, and the Company's effective interest rate increased from 9.63% in 1999 to 9.64% in 2000.

Net loss on extinguishment of debt of approximately $2.1 million for the nine months ended September 30, 2000, consisted substantially of a loss of approximately $2.35 million on the write-off of loan fees resulting from the refinance of the Company's senior bank indebtedness offset by a gain of approximately $250,000 on the termination of certain interest rate swap agreements.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues increased approximately $450,000 or 3.0%, from $14.8 million to $15.25 million for the three months ended September 30, 2000. Of these revenues, approximately $11.10 million (72.8%) was derived from basic service charges, $1.05 million (6.9%) from premium services, $1.2 million (7.9%) from tier services, $350,000 (2.3%) from installation charges, $300,000 (1.9%) from service maintenance contracts, $700,000 (4.6%) from advertising, and $550,000 (3.6%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems; (ii) revenue from the higher penetration of new product tiers; and (iii) the March 2000 acquisition of the Kingston System. Average monthly revenue per basic subscriber increased $1.46 or 3.7%, from $39.06 to $40.52 for the three months ended September 30, 2000. Average basic revenue per basic subscriber increased $1.44 or 5.1% from $28.12 to $29.56 for the three months ended September 30, 2000. On a pro forma basis, revenues would have increased approximately $300,000 or 2.0% from $14.95 million to $15.25 million. Average monthly revenue per basic subscriber would have increased $1.55 or 4.0%, from $38.97 to $40.52 for the three months ended September 30, 2000.

Cable system operations, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $550,000 or 11.6%, from $4.75 million to $5.3 million for the three months ended September 30, 2000. This increase is primarily attributable to: (i) annual wage and benefit increases; (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems; (iii) higher advertising sales commissions and agency fee expenses resulting from increases in advertising revenues; and (iv) expenses associated with the Kingston System acquisition. On a pro forma basis, operating expenses would have increased approximately $450,000 or 9.3% from $4.85 million to $5.3 million for the three months ended September 30, 2000.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, decreased approximately $300,000 or 10.5%, from $2.85 million to $2.55 million for the three months ended September 30, 2000. This decrease is primarily attributable to reductions in administrative salaries offset by: (i) increased franchise fees resulting from various franchise renewals and increases in revenue as noted previously;
(ii) increases in property tax expense due to higher assessments in property values; and (iii) expenses associated with the Kingston System acquisition. On a pro forma basis, general and administrative expenses would have decreased approximately $300,000 or 10.5% from $2.85 million to $2.55 million for the three months ended September 30, 2000.

Management fee increases for the three months ended September 30, 2000, are directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Earnings before charges for interest, taxes, depreciation and amortization ("EBITDA") increased approximately $200,000 or 3.1%, from $6.45 million to $6.65 million for the three months ended September 30, 2000. The increase in EBITDA was attributable primarily to the aforementioned increases in revenues. EBITDA as a percentage of revenues ("EBITDA Margin") decreased from 43.7% to 43.6% for the three months ended September 30, 2000. This decrease in EBITDA margin was attributable to the increases in programming expenses of approximately 17% offset by reductions in administrative expenses of approximately 10.5%, while revenues increased 3.0% for the three months ended September 30, 2000. On a pro forma basis, EBITDA would have increased approximately $150,000 or 2.3%, from $6.5 million to $6.65 million for the three months ended September 30, 2000. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Depreciation and amortization expenses increased approximately $100,000 or 2.1%, from $4.85 million to $4.95 million for the three months ended September 30, 2000. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant and equipment.

Interest expense for the three months ended September 30, 2000 increased approximately $50,000 or 1.2% over the same period in 1999. Average outstanding indebtedness increased from $176.2 million during the first nine months in 1999 to $177.7 million during the same period in 2000, and the Company's effective interest rate increased from 9.73% in 1999 to 9.78% in 2000.

Net loss on extinguishment of debt of approximately $2.1 million for the three months ended September 30, 2000, consisted substantially of a loss of approximately $2.35 million on the write-off of loan fees resulting from the refinance of the Company's senior bank indebtedness offset by a gain of approximately $250,000 on the termination of certain interest rate swap agreements.

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

Net cash provided by operating activities was $8.9 million for the nine months ended September 30, 2000. Adjustments to the $10.8 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $15.45 million of depreciation and amortization, $2.1 million loss on refinance of notes payable and increases in operating liabilities of $2.55 million.

Net cash used in investing activities was $9.95 million for the nine months ended September 30, 2000, and consisted of $3.1 million used in the acquisition of the Kingston System and approximately $6.8 million in capital expenditures.

Net cash provided by financing activities was approximately $1.8 million for the nine months ended September 30, 2000. The Company had $3.1 million in borrowings of long term debt to finance the Kingston, Washington acquisition and made approximately $1.5 million of principal payments on notes payable. The Company received approximately $78.7 million from the refinance of its senior credit facility and used the proceeds to: (i) repay approximately $76.7 million in amounts outstanding under its old senior credit facility; and (ii) pay loan fees and expenses incurred in the refinance of approximately $2 million.

Net cash provided by operating activities was $7.8 million for the nine months ended September 30, 1999. Adjustments to the $8.85 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $15.1 million of depreciation and amortization, and increases in operating liabilities of $1.55 million.

Net cash used in investing activities was $5.1 million for the nine months ended September 30, 1999, and substantially consisted of $5.0 million in capital expenditures.

Net cash used by financing activities was approximately $1.7 million for the nine months ended September 30, 1999. The Company made $1.7 million in principal payments on notes payable.

On August 14, 2000, the Company refinanced its existing senior bank indebtedness (the "Revised Senior Credit Facility"). The Revised Senior Credit Facility establishes a 364-day revolving credit / term-out loan facility in the aggregate principal amount of $35 million, a seven-year revolving credit loan in the aggregate principal amount of $40 million, and a seven-year term loan in the aggregate principal amount of $35 million. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The proceeds of the Revised Senior Credit Facility will be used to repay existing senior bank indebtedness, finance future acquisitions, finance capital expenditures, provide working capital and for other general corporate purposes.

At the company's election, the interest rate per annum applicable to the Revised Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the U.S. dollar prime commercial lending rate announced by the administrative agent of the lending group, plus a borrowing margin ("Base Rate"); or (ii) the London interbank offered rate ("LIBOR"), plus a borrowing margin. The applicable borrowing margins vary, based upon the Company's leverage ratio, from 1.25% to 2.75% for LIBOR loans and from 0.25% to 1.75% for Base Rate loans.

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

As of the date of this filing, approximately $78.7 million was outstanding under the Revised Senior Credit Facility. During the third quarter of 2000 the Company entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $20 million fixed at 9.62% under the terms of an interest rate swap agreement with the Company's lender expiring August 17, 2002; $40 million at a LIBOR based rate of 9.44% expiring November 20, 2000; $15 million at a LIBOR based rate of 9.44% expiring November 20, 2000; and $3.7 million at a LIBOR based rate of 9.44% expiring November 20, 2000. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.


CAPITAL EXPENDITURES

For the three months ended September 30, 2000, the Company incurred capital expenditures of approximately $2.6 million. Capital expenditures included: (i) expansion and improvements of cable properties; (ii) digital programming launches; (iii) additions to plant and equipment; and (iv) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $4.8 million in capital expenditures for the remainder of 2000 and approximately $12.5 million in 2001. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product launches including digital programming, extensions of distribution facilities to add new subscribers and general maintenance. To fund planned 2000 capital expenditures aggregating $11.6 million the Company plans to utilize approximately $7.7 million of cash flow from operations and borrow approximately $3.9 million from its Revised Senior Credit Facility.

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

        None

ITEM 3 Defaults upon senior securities

        None

ITEM 4 Submission of matters to a vote of security holders

        None

ITEM 5 Other information

        None

ITEM 6 Exhibits and Reports on Form 8-K


(a) Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Northland Cable Television, Inc. and Subsidiary


     SIGNATURES                               CAPACITIES                          DATE
     ----------                               ----------                          ----
   /s/  Richard I. Clark          Director, Vice President, Treasurer and
-------------------------------                                                 --------
        Richard I. Clark          Assistant Secretary


   /s/  Gary S. Jones             Vice President and Chief Financial
-----------------------------                                                   --------
        Gary S. Jones             Officer