Form 10-K
period 2000-12-31
NORTHLAND CABLE TELEVISION INC
filed 2001-03-30
CIK 1051920

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

                   For the fiscal year ended DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from _______to________

                        Commission file number 333-43157

                        NORTHLAND CABLE TELEVISION, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                    STATE OF WASHINGTON                                               91-1311836
-------------------------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation or organization            (I.R.S. Employer Identification No.)

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
             (Exact name of registrant as specified in its charter)


                   STATE OF WASHINGTON                                                    91-1638891
--------------------------------------------------------------               ------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

              3600 WASHINGTON MUTUAL TOWER
              ----------------------------
          1201 THIRD AVENUE, SEATTLE, WASHINGTON                                            98101
          --------------------------------------                                            -----
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

                                Yes [X]  No [ ]
                       DOCUMENTS INCORPORATED BY REFERENCE
                      (Partially Incorporated into Part IV)

              (1) Form S-4 Registration Statement declared effective on February 12, 1998 (No. 333-43157). This filing contains ____ pages. Exhibits Index appears on page _____. Financial Statements/Schedules Index appears on page
-----.

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

                                     PART I

ITEM 1. BUSINESS

       Northland Cable Television, Inc. (the "Company"), a Washington Corporation, was formed in October 1985 and owns and operates 39 cable television systems serving small cities, towns, and rural communities in California, Georgia, South Carolina, Texas and Washington (collectively the "Systems"). The Company is a wholly owned subsidiary of Northland Telecommunications Corporation ("NTC") which, together with the Company and its other affiliates, has specialized in providing cable television and related services in non-urban markets since 1981. Other subsidiaries of NTC include:

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

                     CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland- affiliated cable systems.

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

       Since closing its initial acquisition in 1986, The Company has continued to target, negotiate and complete acquisitions of cable systems and integrate the operation of such systems. The Company has increased its basic and premium subscribers through strategic acquisitions, selective system upgrades and extensions of its cable systems. As of December 31, 2000, the total number of basic subscribers served by the Systems was 124,294, and the Company's penetration rate (basic subscribers as a percentage of homes passed) was approximately 63%.

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

       THE SYSTEMS

       The Company's systems are divided into four geographical regions. Unless otherwise indicated, all operating statistical data set forth in the following table and the region-by-region description of the Systems which follows are as of December 31, 2000.

                                                                                                           AVERAGE
                                                                                                           MONTHLY
                                                               PERCENT OF                                  REVENUE
                                    BASIC                         BASIC      PREMIUM                         PER       EBITDA
                      HOMES      SUBSCRIBERS       BASIC       SUBSCRIBERS   SERVICE        PREMIUM         BASIC      MARGIN
    REGION          PASSED(1)        (2)        PENETRATION        (3)       UNITS(4)     PENETRATION     SUBSCRIBER   (5)(6)
    ------          ---------    -----------    -----------    -----------   --------     -----------     ----------   ------
So. Carolina
/Georgia........     95,825         60,064          62.7%          48.3%      20,241         33.7%          $41.65     44.5%
Washington......     34,925         24,702          70.7%          19.9%       5,812         23.5%          $39.41     42.8%
Texas...........     47,948         27,765          57.9%          22.3%       7,926         28.5%          $39.21     44.3%
California......     19,090         11,763          61.6%           9.5%       4,331         36.8%          $37.64     41.0%
                     ------         ------          ----            ---        -----         ----           ------     ----
Total Systems...    197,788        124,294          62.8%         100.0%      38,310         30.8%          $40.28     43.8%


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

(6) EBITDA Margin for "Total Systems" includes Northland Cable News, Inc.'s net operating results.

       The South Carolina/Georgia Region. The South Carolina/Georgia Region consists of nine headends serving 60,064 subscribers. Four headends, located in Aiken, Greenwood and Clemson, South Carolina and Statesboro, Georgia, serve 55,098 subscribers or 91.7% of the total subscribers in the region. The region is currently operated from four primary local offices located in Aiken, Greenwood, Clemson and Statesboro.

       Clemson, South Carolina. The Clemson area systems serve 15,161 subscribers from three headends, one of which is expected to be eliminated through interconnection. The Clemson system, which is home to Clemson University, is the largest system, serving 12,633 subscribers, and is in the final stages of a 450 MHz upgrade project. Approximately 80% of the subscribers are served by plant with 450 MHz channel capacity. The Company is culminating an intensive five-year capital plan for the Clemson area systems which includes the installation of a fiber optic backbone designed to ultimately support a 750 MHz capacity. The Company began offering digital television service in the Clemson system during 2000. Additionally, the Clemson area systems have a strong advertising sales effort, and their principal office and headend sites are owned by the Company.

       Aiken, South Carolina. The Aiken area systems serve 18,128 subscribers from three headends. The Aiken headend serves 89.2% of the subscribers, has a 550 MHz channel capacity and is addressable. The Aiken area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, textiles, industrial robotics, gardening seeds and prefabricated homes. The largest employer in the Aiken area is the Westinghouse Savannah River Company. The office and two of the headend sites are owned by the Company.

       Greenwood, South Carolina. The Greenwood area systems serve 17,958 subscribers from two headends. The Greenwood headend serves 97.3% of the subscribers and has a minimum of 400 MHz channel capacity. The Company began the upgrade of the Greenwood system to 550 MHz capacity in 2000. Although this system employed fiber optic technology, the Company has constructed an expansion of the fiber optic backbone designed to support 860 MHz capacity. Additionally, a fiber optic backbone interconnect was constructed to the Saluda and Edgefield systems for future system upgrade and connection. The Greenwood area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, photo film textiles, industrial robotics, gardening seeds and prefabricated homes. The Company owns all three of its headend sites.

       Statesboro, Georgia. The Statesboro system serves 8,817 subscribers from a single headend with approximately 90% of the subscribers served by 450 MHz channel capacity. Continued construction of a fiber backbone with ability to deliver 860 MHz of bandwidth is underway. The Company began offering digital television service in the Statesboro system during 2000. The Statesboro system has a strong advertising sales effort and its office and headend site are owned by the Company. Statesboro is home to Georgia Southern University.

       The Washington Region. The Washington Region serves 24,702 subscribers from six headends and is operated from three offices located in Port Angeles, Bainbridge Island, and Moses Lake, Washington. The three largest headends serve 20,067 subscribers, or 81.2% of the Company's total subscribers in the region.

       Port Angeles, Washington. The Port Angeles system serves 7,257 subscribers from one headend. The system utilizes a fiber optic backbone designed to support a 750 MHz capacity with all of the subscribers served by 330 MHz capacity plant. A 550 MHz upgrade is planned to begin in early 2002. The Company began offering digital television service in the Port Angeles system during 2000. Port Angeles is located near the Olympic National Park and is the county seat for Clallam County. The system's office and headend sites are owned by the Company.

       Bainbridge Island, Washington. The Bainbridge Island system serves 6,747 subscribers from two headends. Although physically close to Seattle, hilly terrain makes for poor off-air reception in many areas of the island. The construction of a fiber optic backbone designed to support a 750 MHz capacity is 80% accomplished, with completion expected by mid 2002. A 550 MHz upgrade is now complete. The Company began offering digital television service in the Bainbridge Island system in 2000. The system's combination office and headend site is owned.

       Moses Lake, Washington. The Moses Lake area systems serve 10,698 subscribers from three headends. The Moses Lake headend serves 60.8% of the subscribers and was recently upgraded to 450 MHz channel capacity which included the expansion of the fiber optic backbone designed to support a 750 MHz capacity. The Company launched a new product digital tier in the fourth quarter of 1999 that it believes will enhance the financial performance of that system. In addition to the 53 analog channels, 103 digital channels were added including, 17 basic, 14 pay, 32 pay-per-view, and 40 audio. The office, three headend sites and a microwave site are owned by the Company. The three headends are interconnected via microwave for the delivery of certain off-air broadcast signals imported from the Seattle and Spokane, Washington markets and TVW which is a state version of C-SPAN. Each system maintains a separate headend facility for reception and distribution of satellite signals. An upgrade of the Othello system to 450 MHz was recently completed. The Ephrata system is intended to be upgraded to 550 MHz capacity by year-end 2002.

       The Texas Region. The Texas Region is characterized by smaller systems, with 17 headends serving 27,765 subscribers. Two of the region's headends were interconnected in 2000. Seven headends currently serve 78.2% of the subscribers. Additionally, the Company's management structure allows it to achieve operating efficiencies, as only five local offices are required to service the region.

       Stephenville, Texas. The Stephenville area systems serve 6,330 subscribers from a cluster of four headends. Stephenville is home to Tarleton State College, an affiliate of Texas A&M University. Approximately 94.4% of the subscribers currently are served by plant with 400 MHz or better capacity. The systems have experienced steady growth in their tier subscriptions. The office and three of the headend sites are owned by the Company.

       Mexia, Texas. The Mexia area systems serve 8,345 subscribers from a cluster of seven headends, with the two largest headends, Mexia and Fairfield/Teague, serving 70.4% of the subscribers. Approximately 70.6% of subscribers currently are serviced by plant with 400 MHz capacity, with the Mexia headend utilizing a fiber optic backbone. The Mexia area has a diversified economy with Nucor Steel, Inc. as a major employer.

       Marble Falls, Texas. The Marble Falls area systems serve 8,068 subscribers from a cluster of three headends. In June 2000 the Company completed a fiber optic interconnect of the Burnet system to the Marble Falls system, thereby eliminating an additional headend. With the completion of the Burnet interconnect, approximately 79.6% of the subscribers in the area are served from a single headend. The combination office and headend site in Marble Falls is owned by the Company. Over the next three to five years the remaining systems in the Marble Falls area are scheduled to be upgraded to 400 MHz or 550 MHz capacity. The Marble Falls region is a popular outdoor recreation and retirement area for families from nearby Austin and San Antonio. The population growth rate in the area is 3.7%, in excess of three times the national average.

       The remaining three headends in the Texas region serve 5,022 subscribers, with all of the subscribers served by plant with 330 MHz capacity or better.

       The California Region. The California Region serves 11,763 subscribers from seven headends, which are operated from three offices located in Yreka, Oakhurst and Mount Shasta, California. Three headends serve 10,189 subscribers or 86.6% of the total subscribers in the region.

       Oakhurst, California. The Oakhurst, California area is one of the entrances to Yosemite National Park. The Oakhurst area systems serve 4,353 subscribers from a cluster of five headends. The Oakhurst headend serves 63.8% of the subscribers in the area. An upgrade of the Oakhurst system to 450 MHz capacity is in process, and 90.0% of Oakhurst system's subscribers are served by 450 MHz capacity plant. The entire Oakhurst system upgrade will be completed by 2002. The current upgrade plan includes the construction of a fiber optic backbone, with the interconnect and subsequent elimination of one headend.

       Yreka, California. The Yreka, California system, located near Mt. Shasta National Park, serves 3,097 subscribers from a single headend. Yreka is the county seat of Siskiyou County. The Yreka system currently has a minimum of 330 MHz capacity. An upgrade of the system to 450 MHz capacity is in process with completion projected by year-end 2003. The Yreka office and headend sites are owned by the Company.

       Mount Shasta, California. The Mount Shasta, California system, serves 4,313 subscribers from a primary headend and is located in close proximity to the Company's Yreka system. The system sits at the base of 14,162 foot Mt. Shasta, which attracts tourists year round with skiing, hiking and golf courses nearby. The communities of Mount Shasta, Dunsmuir and Weed are connected by fiber optic backbone and the community of McCloud is connected via AML microwave. Portions of the system serving approximately 85% of the subscribers are currently at 330 MHz capacity with the remaining 15% at 450 MHz. The completion of an upgrade to 550 MHz is planned by year end 2003. The Company began offering digital television service in the Mount Shasta system in 2000. The Mount Shasta area has a strong economic base. Forestry, forest services and tourism are the major industries. Annual population growth from 1990 through 1997 averaged 2.3% in the area.

       As of December 31, 2000, the Company had approximately 196 full-time employees and 7 part-time employees. Eleven of the Company's employees at its Moses Lake, Washington system are represented by a labor union. The Company considers its relations with its employees to be good.

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

       Company revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into four categories: basic subscribers, expanded basic subscribers, premium subscribers, and digital subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Expanded basic subscribers" are households that subscribe to an additional level of programming service, the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, The Movie Channel, Encore and Starz. "Digital subscribers" are those who subscribe to digitally delivered video and audio services where offered.

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

DIRECT BROADCAST SATELLITE SERVICE

       High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 10 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS's market share over recent years. The impact of DBS services on the Company's market share within its service areas cannot be precisely determined but is estimated to have taken away between 2% and 6% depending upon the specific area.

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

REGULATION AND LEGISLATION

       SUMMARY

       The following summary addresses the key regulatory developments and legislation affecting the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Partnership can be predicted at this time.

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

       The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the 1996 Telecommunications Act (the "1996 Telecom Act", and, collectively, the "Cable Act") establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission ("FCC") has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry. Future regulatory and legislative changes could adversely affect the Company's operations.

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

       As of December 31, 2000, approximately 13% of the Company's local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

       The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of non "basic" and non-"premium", programming services. The 1996 Telecom Act, however, provided special rate relief for small cable operators offering cable programming service tiers. The elimination of cable programming service tier regulation afforded the Company substantially greater pricing flexibility.

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

       In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. With the exception of the Greenwood, South Carolina System, all of the Company's systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules.

       Under the FCC's rate rules, premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

       Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations. Should this occur, all rate deregulation, including that applicable to small operators like the Company, could be jeopardized.

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

       The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet services, but the U.S. Court of Appeals for the 11th Circuit recently ruled in Gulf Power Co. v. FCC, 208F.3d 1263 (11th Cir. 2000) ("Gulf Power") that the FCC has no authority to regulate pole rents for cable systems providing Internet services (because, the court ruled, Internet services are not telecommunications services or cable services). The court subsequently stayed the issuance of the mandate in Gulf Power pending the filing of and final action on a petition for write of certiorari seeking review of the Gulf Power decision in the U.S. Supreme Court. The stay allows for the orderly review of the decision in the U.S. Supreme Court. In the interim, the FCC may continue to process pending pole attachment complaints under its existing rules and procedures. If the 11th Circuit decision goes into effect, it could significantly increase pole attachment rates and adversely impact cable operators.

       Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers

(including cable operators) is the interconnection obligation imposed on all telecommunications carriers. The Supreme Court effectively upheld most of the FCC interconnection regulations, but recently the 8th Circuit Court of Appeals vacated other portions of the FCC's rules on slightly different grounds. More recently, the 9th Circuit Court of Appeals ruled in the FCC's favor on these same rules, creating a split in authority that may be resolved by the Supreme Court. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain unresolved.

       Similarly, if another FCC decision requiring that incumbent telephone companies permit co-location of competitors' equipment on terms more favorable to competitors is sustained on administrative and judicial appeal, this decision, too, would make it easier for new entrants, including the Partnership, to provide telecommunications service.

INTERNET SERVICE

       There is at present no significant federal regulation of cable system delivery of Internet services. Furthermore, the FCC recently issued several reports finding no immediate need to impose this type of regulation. However, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the federal level that would require cable operators to provide access to unaffiliated Internet-service providers and online service providers. In one instance, the Federal Trade Commission is considering whether and to what extent to impose, as a condition of Time Warner's merger with America Online, certain "open access" requirements on Time Warner's cable systems, thereby allowing unaffiliated Internet-service providers access to Time Warner's broadband distribution infrastructure.

       Some local franchising authorities unsuccessfully tried to impose mandatory Internet access or "open access" requirements as part of cable franchise renewals or transfers. In AT&T Corp v. City of Portland, No. 99-35609 (9th Cir., June 22, 2000), the federal Court of Appeals for the Ninth Circuit overturned a federal district court in Portland, Oregon's ruling that local franchising authorities have the lawful authority to impose these type of conditions. The lower court had ruled that the City of Portland had inherent authority to require, as a condition of the City's consent to the transfer of TCI's cable franchise to AT&T, that AT&T provide "open access" to the "cable modem platform" of the Excite@Home Internet service. On appeal, the Court of Appeals rejected the City's attempt to impose "open access" conditions on AT&T delivery of Internet service over the cable system because that service, according to the Court, is not a cable service, but a "telecommunications service." The potential regulatory state and federal implications of this rationale are unclear, given the various regulatory requirements for the provision of telecommunications services. There have been at least two additional court rulings that have rejected local imposition of "open access" conditions on cable-provided Internet access, but those ruling have employed very different legal reasoning. A federal court in Virginia found that Internet service was a cable service, but as such was exempt from local "open access" regulation. Another federal court in Florida even more recently ruled that "open access" could not be imposed on local operators because doing so would violate the First Amendment. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate any plans the Company may have to develop for providing Internet service.

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

       Under the 1996 Telecom Act, local exchange carriers providing video programming should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier elects to deploy its plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

       Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

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

MUST CARRY/RETRANSMISSION CONSENT

       The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a "must carry" status or a "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

       The Company has been able to reach agreements with all of the broadcasters who elected retransmission consent. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although these provisions may affect the operations of the Company in the future, depending on factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when these arrangements are negotiated or renegotiated.

       The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The broadcast industry continues to press the FCC on the issue of digital must carry. A rulemaking regarding must carry obligations during the transition from analog to digital broadcasting remains pending at the FCC. It remains unclear when a final decision will be released.

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

ACCESS TO PROGRAMMING

       To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators or programmers who deliver their service by terrestrial means (rather than by satellite) to the program access requirements. These changes should not have a dramatic impact on the Company, but would limit potential competitive advances the Company enjoys.

INSIDE WIRING; SUBSCRIBER ACCESS

       In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators.

       With limited exceptions, existing FCC regulations prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners' association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas on property within the exclusive control of a tenant or property owner.

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


COPYRIGHT

       Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. Effective July 1, 2000, the federal Copyright Office increased the cable compulsory license rates used to calculate cable systems' copyright payments under the cable compulsory license. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company's ability to obtain desired broadcast programming. The outcome of this legislative activity cannot be predicted. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

       Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

       Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. The Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt by the franchising authority of all information required by FCC regulations. Approval is deemed to be granted if the franchising authority fails to act within such 120-day period. Historically, most of the Company's franchises have been renewed and transfer consents granted.

       Under the 1996 Telecom Act, local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services except for certain "competitively neutral" requirements necessary to manage public rights of way. In addition, local franchising authorities may not require the Company to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial cable franchise grant, franchise renewal, or franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that the Company derives from providing new telecommunications services.


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

       (b) The Company has one common equity holder as of December 31, 2000.

       (c) During 2000, the Company did not pay cash dividends and has no intentions of paying cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------------------
                                     2000               1999               1998               1997               1996
                                 ------------       ------------       ------------       ------------       ------------
 SUMMARY OF OPERATIONS:
Revenue                          $ 60,507,984       $ 58,848,415       $ 56,002,667       $ 39,517,808       $ 33,180,477

Operating income                    6,376,758          6,561,172          4,655,761          4,588,563          4,373,211

Net loss                          (14,268,443)       (11,776,281)        (7,758,291)        (5,550,635)        (4,229,028)


                                                                       DECEMBER 31,
                              ---------------------------------------------------------------------------------------------
                                  2000                 1999                1998                1997                1996
                              -------------       -------------       -------------       -------------       -------------
 BALANCE SHEET DATA:
Total assets                  $ 135,997,674       $ 141,985,167       $ 156,586,254       $  92,421,978       $  91,599,263

Notes payable                   182,540,000         175,090,000         177,340,000         107,962,513         102,154,732

Total liabilities               192,022,121         183,741,171         186,565,977         114,643,410         117,608,253

Shareholder's  deficit          (56,024,447)        (41,756,004)        (29,979,723)        (22,221,432)        (26,008,990)


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 AND 1999

       Basic subscribers decreased 2,228 or 1.8%, from 126,522 to 124,294 for the year ended December 31, 2000.

       Revenues increased $1.7 million or 2.9%, from $58.8 million to $60.5 million in 2000. Average monthly revenue per basic subscriber increased $1.82 or 4.7%, from $38.46 to $40.28 for the year ended December 31, 2000. Such increase was attributable to: (i) rate increases implemented in a majority of the Company's systems during the year; (ii) revenue from the increase in penetration of new product tiers; and (iii) increases in ad sales revenue. Basic revenue per average basic subscriber increased $1.56 or 5.6%, from $27.84 to $29.40 for the year ended December 31, 2000. On a pro forma basis, adjusting for the 2000 acquisition of the Kingston System: (i) revenues would have increased $1.2 million or 2.0%, from $59.5 million to $60.7 million; and (ii) revenue per average basic subscriber would have increased $1.30 or 4.6%, from $28.20 to $29.50.

       Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $1.7 million or 8.8%, from $19.3 million to $21.0 million for the year ended

December 31, 2000. Operating expenses as a percentage of revenues increased from 32.8% to 34.7% for the year ended December 31, 2000. Such increase is primarily attributable to: (i) annual wage and benefit increases; (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems; (iii) higher advertising sales commissions and agency fees resulting from increases in advertising revenues; and (iv) expenses associated with the Kingston system acquisition.

       General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage and marketing expenses and franchise fees decreased approximately $400,000 or 3.7%, from $10.7 million to $10.3 million for the year ended December 31, 2000. The results are due to decreases in expenses associated with accounting, legal and administrative services.

       Management fees increased $100,000 or 3.4%, from $2.9 million to $3.0 million for the year ended December 31, 2000. Such increase was directly attributable to the revenue increases discussed above. Management fees are calculated at 5.0% of gross revenues.

       Depreciation and amortization expense increased approximately $500,000 or 2.6%, from $19.3 million to $19.8 million for the year ended December 31, 2000. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant and equipment.

       Interest expense increased approximately $600,000 or 3.4%, from $17.8 million to $18.4 million for the year ended December 31, 2000. The Company's weighted average outstanding indebtedness increased from approximately $176.5 million in 1999 to $178.9 million in 2000. In addition, the Company's weighted average interest rate increased from approximately 9.46% in 1999 to 9.93% in 2000.

1999 AND 1998

       Basic subscribers decreased 2,425 or 1.9% from 128,947 to 126,522 for the year ended December 31, 1999.

       Revenues increased $2.8 million or 5.0% from $56.0 million to $58.8 million in 1999. The increase was primarily attributable to the Mount Shasta acquisition, which accounted for approximately $1.9 million of the 1999 revenue increase. Average monthly revenue per basic subscriber increased $1.65 or 4.5% from $36.81 to $38.46 for the year ended December 31, 1999. Such increase was attributable to: (i) rate increases implemented in a majority of the Company's systems during the year; (ii) revenue from the increase in penetration of new product tiers; and (iii) increases in ad sales revenue. Basic revenue per average basic subscriber increased $1.31 or 4.9% from $26.53 to $27.84 for the year ended December 31, 1999. On a pro forma basis, adjusting for 1998 acquisitions and dispositions; (i) revenues would have increased $1.7 million or 3.0%, from $57.1 million to $58.8 million; and (ii) revenue per average basic subscriber would have increased $1.81 or 4.9% from $36.65 to $38.46.

       Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $700,000 or 3.8% from $18.6 million to $19.3 million for the year ended December 31, 1999. Operating expenses as a percentage of revenues decreased from 33.2% to 32.8% for the year ended December 31, 1999. The December 1998 acquisition of the Mount Shasta system increased operating expenses approximately $700,000. On a pro forma basis, operating expenses would have increased approximately $300,000 or 1.6% from $19.0 million to $19.3 million for the year ended December 31, 1999. Such increase would have been attributable to:
(i) annual wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

       General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage and marketing expenses and franchise fees increased approximately $500,000 or 4.9% from $10.2 million to $10.7 million for the year ended December 31, 1999. The acquisition of the Mount Shasta system increased general and administrative expenses approximately $400,000. On a pro forma basis, general and administrative expenses would have increased approximately $200,000 or 1.9% from $10.5 million to $10.7 million for the year ended December 31, 1999. Such increase is due to:
(i) annual wage and benefit increases; and (ii) increases in revenue-based expenses such as franchise fees.

       Management fees increased $100,000 or 3.6%, from $2.8 million to $2.9 million for the year ended December 31, 1999. Such increase was directly attributable to the revenue increases discussed above. Management fees are 5.0% of gross revenues.

       Depreciation and amortization expense decreased approximately $500,000 or 2.5% from $19.8 million to $19.3 million for the year ended December 31, 1999. Such decrease was the result of certain assets becoming fully depreciated offset by depreciation and amortization of recent purchases of plant and equipment.

       Interest expense increased approximately $200,000 or 1.1% from $17.6 million to $17.8 million for the year ended December 31, 1999. The Company's weighted average outstanding indebtedness increased from approximately $171.7 million in 1998 to $176.5 million in 1999. In addition, the Company's weighted average interest rate decreased from approximately 9.58% in 1998 to 9.46% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

       The cable television business generally requires substantial capital for the construction, expansion, improvement and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations and borrowings under the revolving credit and term loan facility provided by a group of banks. For the years ended December 31, 1998, 1999 and 2000, the Company's net cash provided from operations was $9.6 million, $8.1 million and $8.8 million, respectively, all of which were sufficient to meet the Company's debt service obligations and capital expenditure requirements for the respective periods, excluding acquisitions. Acquisitions of cable television systems during these periods primarily were financed through bank borrowings. The Company's debt service obligations for the year ended December 31, 2001 are expected to be $18.0 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2001. The Company's debt service obligations for the year ended December 31, 2002 are anticipated to be $17.4 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

       Net cash provided by operating activities was $8.8 million for the year ended December 31, 2000. Adjustments to the $14.3 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $20.6 million of depreciation and amortization.

       Net cash used in investing activities was $13.3 million for the year ended December 31, 2000, and consisted primarily of $10.1 million in capital expenditures and $3.1 million for the acquisition of the Kingston system.

       Net cash provided by financing activities was $5.6 million for the year ended December 31, 2000. The Company had $85.6 million in additions to long term debt and made $78 million of principal payments on notes payable.

       EBITDA increased approximately $300,000 or 1.2%, from $25.9 million to $26.2 million for the year ended December 31, 2000. EBITDA margin decreased from 44.0% to 43.3% for the year ended December 31, 2000. These changes were attributable primarily to the aforementioned increases in revenues. On a pro forma basis, adjusting for 2000 acquisition of the Kingston system, EBITDA would have increased approximately $200,000 or less than 1% from $26.1 million to $26.3 million and EBITDA margin would have decreased from 43.9% to 43.3% for the year ended December 31, 2000.

       Net cash provided by operating activities was $8.1 million for the year ended December 31, 1999. Adjustments to the $11.8 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $20.3 million of depreciation and amortization.

       Net cash used in investing activities was $7.2 million for the year ended December 31, 1999, and consisted primarily of $7.1 million in capital expenditures.

       Net cash used in financing activities was $2.4 million for the year ended December 31, 1999. The Company made $2.3 million of principal payments on notes payable.

       EBITDA increased approximately $1.5 million or 6.1%, from $24.4 million to $25.9 million for the year ended December 31, 1999. These changes were attributable primarily to the revenue increases in 1999. On a pro forma basis, adjusting for 1998 acquisitions and dispositions, EBITDA would have increased approximately $1.1 million or 4.4% from $24.8 million to $25.9 million and EBITDA margin would have increased from 43.4% to 44.0% for the year ended December 31, 1999.

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

       Net cash used in investing activities was $77.2 million for the year ended December 31, 1999, and consisted primarily of $77.7 million for the South Carolina acquisitions and the Mount Shasta, California acquisition, capital expenditures of $6.3 million off-set by $7.1 million in proceeds primarily from the Woodburn, Oregon disposition.

       Net cash provided by financing activities was $69.1 million for the year ended December 31, 1998. The Company had approximately $78 million in additions to long term debt and made $8.6 million of principal payments on notes payable.

       EBITDA increased approximately $7 million or 40.2% from $17.4 million to $24.4 million for the year ended December 31, 1998. EBITDA margin decreased from 44.1% to 43.6% for the year ended December 31, 1998. These changes were attributable to the South Carolina acquisitions, which contributed approximately $6.5 million of EBITDA for the year ended December 31, 1998. The EBITDA margin for the South Carolina acquisitions was 41.4% for the year ended December 31, 1998. Excluding the impact of the system acquisitions and dispositions in 1997 and 1998, EBITDA would have increased $600,000 or 3.5%, from $17.1 million to $17.7 million and EBITDA margin would have increased from 44.8% to 44.9% for the year ended December 31, 1998.

       In November, 1997 the Company issued $100 million of 10 -1/4% senior subordinated notes due November 15, 2007. Proceeds from the offering were utilized to pay transaction costs and reduce amounts outstanding under the Company's Senior Credit Facility by $95 million. The indenture pursuant to which the notes were issued will, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) make certain restricted payments as defined in the indenture; (iii) grant liens on assets; (iv) merge, consolidate or transfer substantially all of their assets; (v) enter into transactions with certain related parties; (vi) make certain payments affecting subsidiaries; (vii) sell assets; and (viii) issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a debt to cash ratio of 6.75 to 1, amongst others. As of December 31, 2000, the Company was in compliance with the terms of the Notes.

       On August 14, 2000, the Company refinanced its existing senior bank indebtedness (the "Revised Senior Credit Facility"). The Revised Senior Credit Facility establishes a 364-day revolving credit loan with a term-out option in the aggregate principal amount of $35 million, a seven-year revolving credit loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company.

       At the Company's election, the interest rate per annum applicable to the Revised Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) an adjusted London interbank offered rate ("LIBOR") plus a borrowing margin; or (ii) the base rate of the managing agent bank (the "Base Rate"), which Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.50% or the corporate base rate announced by the managing agent bank, plus a borrowing margin. The applicable borrowing margins vary, based upon the Company's leverage ratio, from 1.00% to 2.75% for LIBOR loans and from 0.00% to 1.75% for Base Rate loans.

       The Revised Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Annualized Operating Cash Flow to interest expense) of at least 1.4 to 1.0 initially, increasing over time to 2.0 to 1.0; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow to capital expenditures and principal and interest payments) of at least 1.05 to 1.0 commencing January 1, 2003; (C) a pro forma debt service ratio (the ratio of the Company's current Operating Cash Flow to the Company's debt service obligations for the following twelve months) of 1.25 to 1.0; and (D) a leverage ratio (the ratio of total Debt to Annualized Operating Cash Flow) of not more than 6.75 to 1.0 initially, decreasing over time to 4.5 to 1.0, amongst others. The Company expects that cash provided from operations will be sufficient to cover its future debt service obligations and debt covenant requirements.

       At December 31, 2000, the outstanding balance under the Revised Senior Credit Facility was $82,540,000. As of the date of this filing, interest rates on the Revised Senior Credit Facility were as follows: $20,000,000 fixed at 9.54% under the terms of an interest rate swap agreement with the Company's lender expiring August 30, 2002; $20,000,000 fixed at 9.62% under the terms of an interest rate swap with the Company's lender expiring August 17, 2002; and $42,540,000 fixed at 7.92% under the terms of an interest rate swap with the Company's lender expiring February 20, 2002. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.

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

       As of January 1, 2001, the Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, the Company recorded the fair value of all swap agreements on its balance sheet, based on fair value estimates received from its financial institution. Each quarter the change in the market value of the Company's derivatives will be recorded as other income or expense.


                                                           Expected Maturity Date
                                 2001           2002          2003          2004          2005         Thereafter        Total
                                 ----           ----          ----          ----          ----        -----------        -----
Liabilities
Debt Maturity                         0               0     5,500,000    16,500,000    15,540,000     145,000,000    182,540,000
Debt Interest Payments       18,126,222      18,126,222    17,853,147    16,760,847    15,170,061       7,199,250     93,235,749
Average Interest Rate             9.93%           9.93%         9.93%         9.93%         9.93%           9.93%          9.93%

Interest Rate Swaps
  Variable to Fixed
  Notional Amount            20,000,000              --            --            --            --              --     20,000,000
  Average Pay Rate*               6.87%              --            --            --            --              --          6.87%
  Average Receive Rate*           6.76%              --            --            --            --              --          6.76%

  Notional Amount            20,000,000              --            --            --            --              --     20,000,000
  Average Pay Rate*               6.79%              --            --            --            --              --          6.79%
  Average Receive Rate*           6.76%              --            --            --            --              --          6.76%

  Notional Amount            42,540,000                                                                               42,540,000
  Average Pay Rate *              5.17%                                                                                    5.17%
  Average Receive Rate *          5.41%                                                                                    5.41%

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

       On March 31, 2000, The Company acquired the operating assets and franchise rights to cable systems serving approximately 1,600 basic subscribers in the communities of Kingston and Hansville, Washington, located in Kitsap County, from North Star Cable, Inc.. The systems were acquired at a purchase price of $3,100,000 adjusted at closing for proration of certain revenues and expenses. The acquisition was financed through borrowings under the Senior Credit Facility.

CAPITAL EXPENDITURES

       For the year ended December 31, 2000, the Company had capital expenditures of $13.3 million. Capital expenditures included: (i) expansion and improvements of cable properties including new product digital launches; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; (v) vehicle replacements; and (vi) the acquisition of the Kingston system.

The Company plans to invest approximately $9.6 million and $10.3 million in capital expenditures for 2001 and 2002, respectively. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product digital launches, extensions of distribution facilities to add new subscribers, vehicle replacements and general maintenance. To fund planned 2001 capital expenditures the Company plans to utilize approximately $5.3 million of cash flow from operations, borrow approximately $3.0 million from it's Senior Credit Facility and defer approximately $1.3 million in management fees payable to its parent.

YEAR 2000 READINESS DISCLOSURE

       The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Company's business, including subscriber billing and collections and financial reporting. Management has evaluated the programs and systems utilized in the conduct of the Company's business for the purpose of identifying Year 2000 compliance problems. We experienced no material issues or problems arising out of the Year 2000 issues, either in connection with our internal operations, third-party relationships or software products. We will continue to monitor our software products to ensure no problems arise either with regard to leap year or Year 2000 issues. We anticipate no material additional costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The audited financial statements of the Company for the years ended December 31, 2000, 1999 and 1998 are included as a part of this filing (see Item 14(a)(1) below).


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

      NAME                       AGE                         POSITION
      ----                      -----                        --------
John S. Whetzell............      59     Director, Chairman of the Board and President
Richard I. Clark............      43     Director, Vice President, Treasurer and Assistant Secretary
Gary S. Jones...............      43     Vice President and Chief Financial Officer
Richard J. Dyste............      55     Vice President, Technical Services
R. Gregory Ferrer...........      45     Vice President and Assistant Treasurer
H. Lee Johnson..............      57     Divisional Vice President
John E. Iverson.............      64     Director and Secretary
Matthew J. Cryan                  36     Vice President, Budgets and Planning

       JOHN S. WHETZELL (AGE 59). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 26 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

       JOHN E. IVERSON (AGE 64). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 38 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

       RICHARD I. CLARK (AGE 43). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 22 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

       GARY S. JONES (AGE 43). Mr. Jones is Vice President and Chief Financial Officer for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

       RICHARD J. DYSTE (AGE 55). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

       H. LEE JOHNSON (AGE 57). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 32 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

       R. GREGORY FERRER (AGE 45). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland's property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

       MATTHEW J. CRYAN (AGE 36). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2000 is as follows:

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

                                                                      NUMBER OF                  PERCENTAGE OF
                                                                SHARES BENEFICIALLY           SHARES BENEFICIALLY
BENEFICIAL OWNER                                                        OWNED                        OWNED
----------------                                                -------------------           -------------------
John S. Whetzell..................................                    1,011,732                      22.6%
Adele P. Butler...................................                      530,000                      11.8%
Pamela B. McCabe..................................                      510,144                      11.4%
Robert M. Arnold..................................                      384,000                       8.6%
Richard I. Clark..................................                      311,893                       7.0%
Robert A. Mandich.................................                      278,400                       6.2%
James E. Hanlon...................................                       59,661                       1.4%
John E. Iverson...................................                       50,000                       1.1%
Gary S. Jones.....................................                       51,650                       1.2%
James A. Penney...................................                       51,183                       1.1%
Richard J. Dyste..................................                       47,058                       1.0%
H. Lee Johnson....................................                       23,134                          *
R. Gregory Ferrer.................................                       10,700                          *
Matthew J. Cryan                                                          5,000                          *
All executive officers and directors as a group
(eight persons)...................................                    1,572,175                      33.7%


----------

*      Represents less than 1% of the shares beneficially owned.

       (b) CHANGES IN CONTROL. NTC has pledged the stock of the Company as collateral pursuant to the terms of the Company's Senior Credit Facility.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

       The Company is part of an affiliated group of corporations and limited partnerships controlled, directly or indirectly, by NTC (the "NTC Affiliates"). NTC, in turn, is owned by the individuals and in the percentages set forth in the table above. In addition to the Company, NTC has three other direct, wholly owned subsidiaries: Northland Communications Corporation ("NCC"); Northland Cable Services Corporation ("NCSC"); and Northland Media, Inc. ("NMI"). In turn, NCC is the sole shareholder of Northland Cable Properties, Inc. ("NCPI") and is the managing general partner of Northland Cable Properties Six Limited Partnership ("NCP-6"), Northland Cable Properties Seven Limited Partnership ("NCP-7"), Northland Cable Properties Eight Limited Partnership ("NCP-8") and Northland Premier Cable Limited Partnership ("Premier" and, together with NCP-6, NCP-7 and NCP-8, the "Limited Partnerships"). In addition, NCPI is the majority member and manager of Northland Cable Ventures, LLC ("NCV"), NCSC is the sole shareholder of Cable Ad-Concepts, Inc. ("CAC") and NMI is the sole shareholder of Statesboro Media, Inc. and Corsicana Media, Inc. Each of the Company's directors is also a director of NTC and each of its wholly-owned direct subsidiaries and certain other NTC Affiliates and the Company's officers are also officers of certain of the NTC Affiliates.

MANAGEMENT AGREEMENT WITH NTC

       NTC currently supervises all aspects of the business and operations of the Company pursuant to an Operating Management Agreement between the Company and NTC dated August 23, 1994 (the "Management Agreement"). The Management Agreement continues in effect until terminated by either party on 30-days' written notice.

       The Management Agreement provides that NTC shall render or cause to be rendered supervisory services to the Company, including, among other things supervising and monitoring: (i) the affairs, management and operations of the Company and its systems; (ii) the accounting and other financial books and records of the Company and its systems; (iii) the hiring, training and supervision of the Company's employees; and (iv) the Company's fulfillment of its contractual obligations in connection with its systems. In return for its management services, NTC receives a management fee, payable monthly, equal to 5.0% of the Company's gross revenues (the "Management Fee"). For the years ended December 31, 1998, 1999 and 2000, the Company paid a Management Fee of $2.8 million, $2.9 million and $3.0 million, respectively.

       In addition to the Management Fee, the Management Agreement provides that NTC is entitled to reimbursement from the Company for various expenses incurred by NTC or the NTC Affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. These expenses are generally allocated among the Company and other managed affiliates based upon relative subscriber counts and revenues. NTC historically has assigned its right to reimbursement from the Company to its direct subsidiary, NCC, and expects to continue to do so in the future. For the years ended December 31, 1998, 1999 and 2000, the Company reimbursed Northland Communications Corporation approximately $2.6 million, $2.1 million and $1.3 million, respectively, for such expenses.

ARRANGEMENTS BETWEEN NORTHLAND CABLE NEWS, INC. AND AFFILIATES

       Pursuant to an arrangement commenced in July 1994, Northland Cable News, Inc. receives monthly program license fees from the Company as well as NCP-7, NCPI and NCV as payment for Northland Cable News programming provided to such affiliates. The aggregate amount of such fees is based upon costs incurred in providing such programming, and is allocated among the Participating Affiliates based upon relative subscriber counts. Total license fees received from affiliates for the years ended December 31, 1998, 1999 and 2000, were $676,790, $631,865 and $363,475, respectively.

ARRANGEMENTS WITH CABLE AD-CONCEPTS, INC.

       Cable Ad-Concepts, Inc. ("CAC") is a wholly owned indirect subsidiary of NTC engaged in the business of developing and producing video commercial advertisements for cablecast on certain systems owned by NTC. NTC affiliates which utilize CAC's services are the Company, each of the Limited Partnerships, NCPI and NCV. The aggregate amount of the fees charged by CAC to its affiliates is based upon costs incurred in providing such advertisements, and is allocated among participating affiliates based upon relative subscriber counts. Total fees paid to CAC by the Company for the years ended December 31, 1998, 1999 and 2000, were $250,637, $267,809 and $294,215, respectively.

ARRANGEMENTS WITH NORTHLAND CABLE SERVICES CORPORATION

       Northland Cable Services Corporation ("NCSC") is a wholly owned direct subsidiary of NTC engaged in the business of providing software for billing purposes and billing system support to the Company, NCPI, NCV and each of the Limited Partnerships. The aggregate amount of the fees charged by NCSC to its affiliates is based upon costs incurred in providing such billing services, and is allocated among participating affiliates based upon relative subscriber counts and revenues. Fees paid by the Company to NCSC for billing services for the years ended December 31, 1998, 1999 and 2000, were $332,690, $330,476 and
$350,680, respectively.

OPERATING AGREEMENTS WITH AFFILIATES

       The Company is party to operating agreements with NCP-6 and NCP-7 pursuant to which, in certain instances, the Company serves as the local managing agent for certain of NCP-6's and NCP-7's systems and, in other instances, NCP-7 serves as the local managing agent for certain of the Company's systems. In addition, the Company and its affiliates render miscellaneous services to one another on a cost-of- service basis. For the years ended December 31, 1998, 1999 and 2000, the Company paid (received) affiliates an aggregate of $(41,954), $43,805 and $84,526, respectively, for performing such services for affiliates.

CAPITAL CONTRIBUTION

       Effective June 30, 1997, the Company received a non-cash capital contribution of approximately $9.3 million which replaced, in its entirety, the then outstanding net unsecured advances that had previously been owed to NTC and other affiliates of the Company other than amounts due for normal operations, management fees paid to NCC and for services provided by affiliated entities as discussed above. As of December 31, 2000, the Company had no outstanding unsecured indebtedness to affiliates. See Note 2 of the Company's consolidated financial statements.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) DOCUMENTS FILED AS A PART OF THIS REPORT:


                                                                                                         SEQUENTIALLY
                                                                                                           NUMBERED
                                                                                                             PAGE
   (1)   FINANCIAL STATEMENTS:

           Report of Independent Public Accountants................................................          ____

           Consolidated Balance Sheets--December 31, 2000 and 1999.................................          ____

           Consolidated Statements of Operations for the years
           ended December 31, 2000, 1999 and 1998..................................................          ____

           Consolidated Statements of Changes in Shareholder's Capital (Deficit) for
           the years ended December 31, 2000, 1999 and 1998........................................          ____

           Consolidated Statements of Cash Flows for the years
           ended December 31, 2000, 1999 and 1998..................................................          ____

           Notes to Financial Statements--December 31, 2000........................................          ____

    (2)  EXHIBITS:

           10.1   Amended and Restated Credit Agreement between Northland Cable
                  Television, Inc. and First National Bank of Chicago as agent dated November 12, 1997.(1)

------------

(1) Incorporated by reference from the Company's Form S-4 Registration statement declared effective February 17, 1998.

       (b) REPORTS ON FORM 8-K. No Company reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHLAND CABLE TELEVISION, INC.


                                        By /s/        John S. Whetzell
                                           -------------------------------------
                                                John S. Whetzell, President

Date: 3/30/01


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURES                                          CAPACITIES                                  DATE
/s/        John S. Whetzell                           Director, Chairman of the Board and                     3/30/01
--------------------------------------------          President                                               -------
           John S. Whetzell

/s/        Richard I. Clark                           Director, Vice President, Treasurer and                 3/30/01
--------------------------------------------          Assistant Secretary                                     -------
           Richard I. Clark

/s/        Gary S. Jones                              Vice President and Chief Financial Officer              3/30/01
--------------------------------------------                                                                  -------
           Gary S. Jones

/s/        John E. Iverson                            Director and Secretary                                  3/30/01
--------------------------------------------                                                                  -------
           John E. Iverson

                                 EXHIBITS INDEX

                                                     SEQUENTIALLY
EXHIBIT                                                NUMBERED
NUMBER                 DESCRIPTION                       PAGE

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
  (A wholly owned subsidiary of Northland
    Telecommunications Corporation)

Consolidated Financial Statements
As of December 31, 2000 and 1999
Together with Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of
Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheets of Northland Cable Television, Inc. (a Washington corporation and a wholly owned subsidiary of Northland Telecommunications Corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholder's deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Television, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                              /s/  ARTHUR ANDERSEN LLP
                                              ------------------------

Seattle, Washington
February 23, 2001

                NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                             December 31,
                                                                  ---------------------------------
                                                                      2000                 1999
                                                                  -------------       -------------
CURRENT ASSETS:
    Cash                                                          $   2,551,425       $   1,366,050
    Due from affiliates                                               1,160,446             127,790
    Accounts receivable                                               2,187,586           2,226,257
    Prepaid expenses                                                    571,020             514,883
                                                                  -------------       -------------
               Total current assets                                   6,470,477           4,234,980
                                                                  -------------       -------------

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property and equipment, at cost                                 104,237,615          95,320,711
    Less -- Accumulated depreciation                                (48,199,085)        (40,226,261)
                                                                  -------------       -------------
                                                                     56,038,530          55,094,450
    Franchise agreements (net of accumulated amortization
       of $40,107,541 and $29,899,513, respectively)                 63,283,045          70,564,567
    Goodwill (net of accumulated amortization of $2,393,494
       and $2,220,383, respectively)                                  4,530,939           4,704,050
    Loan fees (net of accumulated amortization of $1,296,338
       and $2,760,880, respectively)                                  4,491,590           5,557,194
    Other intangible assets (net of accumulated amortization
       of $3,526,515 and $2,945,369, respectively                     1,183,093           1,829,926
                                                                  -------------       -------------
                                                                    129,527,197         137,750,187
                                                                  -------------       -------------
               Total assets                                       $ 135,997,674       $ 141,985,167
                                                                  =============       =============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

    Accounts payable                                              $     754,908       $     620,403
    Subscriber prepayments                                            1,549,945           1,830,231
    Accrued expenses                                                  6,951,496           6,040,163
    Converter deposits                                                  122,674             111,703
    Due to affiliates                                                   103,098              48,671
    Current portion of notes payable                                         --           3,000,000
                                                                  -------------       -------------
              Total current liabilities                               9,482,121          11,651,171

NOTES PAYABLE                                                       182,540,000         172,090,000
                                                                  -------------       -------------
              Total liabilities                                     192,022,121         183,741,171
                                                                  -------------       -------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDER'S DEFICIT:
    Common stock (par value $1.00 per share, authorized
       50,000 shares; 10,000 shares issued and outstanding)
       and additional paid-in capital                                11,560,527          11,560,527
    Accumulated deficit                                             (67,584,974)        (53,316,531)
                                                                  -------------       -------------
              Total shareholder's deficit                           (56,024,447)        (41,756,004)
                                                                  -------------       -------------
              Total liabilities and shareholder's deficit         $ 135,997,674       $ 141,985,167
                                                                  =============       =============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                              December 31,
                                                           --------------------------------------------------
                                                               2000               1999               1998
                                                           ------------       ------------       ------------
REVENUES:
    Service revenues                                       $ 60,144,509       $ 58,216,550       $ 55,325,877
    Programming and production revenues
       from affiliates                                          363,475            631,865            676,790
                                                           ------------       ------------       ------------
              Total revenues                                 60,507,984         58,848,415         56,002,667
                                                           ------------       ------------       ------------
OPERATING EXPENSES:
    Cable system operations (including $305,673,
       $236,867 and $118,020, net, paid to
       affiliates)                                           20,950,091         19,326,047         18,566,360
    General and administrative (including $1,682,160,
       $2,584,442 and $2,755,688, net, paid to
       affiliates)                                           10,348,509         10,724,647         10,227,795

    Management fees paid to parent                            3,002,889          2,896,228          2,760,263
    Depreciation and amortization                            19,829,737         19,340,321         19,792,488
                                                           ------------       ------------       ------------
              Total operating expenses                       54,131,226         52,287,243         51,346,906
                                                           ------------       ------------       ------------
              Income from operations                          6,376,758          6,561,172          4,655,761

OTHER INCOME (EXPENSE):
    Interest expense and amortization of loan fees          (18,364,730)       (17,842,346)       (17,625,998)
    Other, net (Note 7)                                        (187,528)          (495,107)         5,211,946
                                                           ------------       ------------       ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                          (12,175,500)       (11,776,281)        (7,758,291)

EXTRAORDINARY ITEM:
    Loss on extinguishment of debt                           (2,092,943)                --                 --
                                                           ------------       ------------       ------------
NET LOSS                                                   $(14,268,443)      $(11,776,281)      $ (7,758,291)
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

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT


                                      Common Stock and
                                     Additional Paid-in
                                           Capital
                                ------------------------------      Accumulated
                                    Shares           Amount            Deficit             Total
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1997            10,000      $ 11,560,527      $(33,781,959)      $(22,221,432)

  Net loss                                --                --        (7,758,291)        (7,758,291)
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1998            10,000        11,560,527       (41,540,250)       (29,979,723)

  Net loss                                --                --       (11,776,281)       (11,776,281)
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1999            10,000        11,560,527       (53,316,531)       (41,756,004)

  Net loss                                --                --       (14,268,443)       (14,268,443)
                                ------------      ------------      ------------       ------------
BALANCE, December 31, 2000            10,000      $ 11,560,527      $(67,584,974)      $(56,024,447)
                                ============      ============      ============       ============


              The accompanying notes are an integral part of these
                            consolidated statements.

                 NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
     (A wholly owned subsidiary of Northland Telecommunications Corporation)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                    2000               1999               1998
                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $(14,268,443)      $(11,776,281)      $ (7,758,291)
    Adjustments to reconcile net loss to net cash
       provided by operating activities --
          Depreciation and amortization                           19,829,737         19,340,321         19,792,488
          Amortization of loan costs                                 818,867            914,554            907,760
          Loss on extinguishment of debt                           2,092,943                 --                 --
          Loss (gain) on disposal of assets                          590,156            671,398         (5,093,997)
          (Increase) decrease in operating assets:
                 Due from affiliates                              (1,032,656)           (21,336)           (85,909)
                 Accounts receivable                                  38,671           (189,897)          (688,576)
                 Prepaid expenses                                    (56,137)          (229,292)             5,975
          (Decrease) increase in operating liabilities:
                 Accounts payable                                    134,505           (152,830)           111,092
                 Subscriber prepayments                             (280,286)           (13,739)           745,953
                 Due to affiliate                                     54,427           (197,573)            28,818
                 Other current liabilities                           922,304           (210,664)         1,659,217
                                                                ------------       ------------       ------------
                 Net cash provided by operating activities         8,844,088          8,134,661          9,624,530
                                                                ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of cable systems                                  (3,100,000)                --        (77,711,038)
    Investment in property and equipment                         (10,122,090)        (7,061,920)        (6,279,489)
    Proceeds from disposition of cable systems                            --                 --          7,115,000
    Insurance proceeds and other                                      98,007             26,235             24,327
    Franchise fees and other intangibles                            (138,426)          (133,898)          (388,912)
                                                                ------------       ------------       ------------
                 Net cash used in investing activities           (13,262,509)        (7,169,583)       (77,240,112)
                                                                ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                 $ 85,640,000       $         --       $ 77,991,779
    Principal payments on notes payable, net                     (77,955,103)        (2,250,000)        (8,614,292)
    Loan fees                                                     (2,081,101)          (100,000)          (249,514)
                                                                ------------       ------------       ------------
                 Net cash provided by (used in) financing
                    activities                                     5,603,796         (2,350,000)        69,127,973
                                                                ------------       ------------       ------------
INCREASE (DECREASE) IN CASH                                        1,185,375         (1,384,922)         1,512,391

CASH, beginning of year                                            1,366,050          2,750,972          1,238,581
                                                                ------------       ------------       ------------
CASH, end of year                                               $  2,551,425       $  1,366,050       $  2,750,972
                                                                ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                   $ 16,515,395       $ 16,901,071       $ 16,753,345
                                                                ============       ============       ============
       Cash paid for state income taxes                         $     25,136       $     28,746       $     17,946
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

                                DECEMBER 31, 2000



1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Formation and Business

Northland Cable Television, Inc. (NCTV), a Washington corporation, was formed to own and operate cable television systems. As of December 31, 2000, NCTV had 90 nonexclusive franchises to operate cable television systems. These franchises expire at various dates through 2022.

Northland Cable News, Inc. (NCN), a Washington corporation which was formed to develop and distribute programming to certain of the Company's affiliated entities, is a wholly owned subsidiary of NCTV. NCTV and NCN are collectively referred to as the Company.

Related Companies

The Company and its affiliates, Northland Communications Corporation and subsidiary (NCC); Northland Cable Services Corporation and subsidiary (NCSC); and Northland Media, Inc. and subsidiaries (NMI) are wholly owned subsidiaries of Northland Telecommunications Corporation (NTC or Parent). NCC is the managing general partner of four limited partnerships, which own and operate cable television systems. Additionally, NCC owns and operates cable systems through its wholly owned subsidiary, Northland Cable Properties, Inc. (NCPI). Northland Cable Ventures, LLC, is a majority owned subsidiary of NCPI which was formed to own and operate cable television systems. NCSC is the parent company of Cable Ad-Concepts, Inc. (CAC). NCSC provides billing services to cable systems owned by managed limited partnerships of NCC and wholly owned systems of the Company and NCC. CAC develops and produces video commercial advertisements to be cablecast on Northland affiliated cable systems. NMI was formed as a holding company to own and operate AM radio stations.

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

Buildings                                                             20 years
Distribution plant                                                    10 years
Other equipment and leasehold improvements                            5-20 years

The Company periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2000, there has been no indication of such impairment.

Intangible Assets

Costs assigned to goodwill, franchise agreements, loan fees and other intangible assets are amortized using the straight-line method over the following estimated useful lives:

Franchise agreements                                                 10-20 years
Other intangible assets                                              1-10 years
Goodwill                                                             40 years

Revenue Recognition

Cable television service revenue including service and maintenance is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $2,770,571, $2,425,747 and $2,223,165, respectively, in 2000, 1999 and 1998. License fee revenue is recognized in the period service is provided.

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

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company manages its business under one reporting segment, telecommunications services. As such, all operating decisions are based upon the company operating under a single segment. Additionally, all of its activities take place in the United States.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and in June 2000 issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133 -- an Amendment to FASB Statement No. 133," the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the Company's election, before January 1, 1999).

The Company's use of derivative instruments is limited to the fixed-to-floating swap contract on its debt facilities. See Note 6 regarding implementation of SFAS 133.

Estimates Used in Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     TRANSACTIONS WITH RELATED PARTIES:

Management Fees

The Company pays management fees to NTC equal to 5% of NCTV's gross revenues, excluding revenues from the sale of cable television systems or franchises.

Program License and Production Fees

NCN receives monthly program license fees from affiliated entities for programming produced by NCN.

Reimbursements

NTC provides or causes to be provided certain centralized services to the Company and other affiliated entities. NTC is entitled to reimbursement from the Company for various expenses incurred by it or its affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters' supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. NTC has historically assigned its reimbursement rights to NCC.

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Company are reasonable. Amounts charged for these services were $1,258,412, $2,121,890 and $2,622,489 for 2000, 1999 and 1998,
respectively.

In 2000, 1999 and 1998, the Company was charged software installation charges and billing maintenance fees for billing system support by NCSC, amounting to $350,680, $330,476 and $332,690, respectively. CAC billed the Company $294,215,
$267,809 and $250,637 for advertising services in 2000, 1999 and 1998, respectively.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative and programming expenses. The Company paid (received) $84,526, $43,805 and $(41,954), net, under the terms of these agreements during 2000, 1999 and 1998, respectively.

3.     NORTHLAND CABLE NEWS:

As discussed in Note 1, NCN was formed to develop and distribute local news, sports and information programming to NCTV and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes discussed in Note 6 are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of December 31, 2000 NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Management has ceased the operations of NCN, and does not believe that this has a material effect on the

Company's financial position, results of operations or financing agreements. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                            For the Year Ended December 31,
                                    -----------------------------------------------
                                        2000              1999              1998
                                    -----------       -----------       -----------
INCOME STATEMENT INFORMATION:
    Revenues from affiliates        $   737,898       $ 1,352,276       $ 1,436,970
    Less: intercompany revenue         (374,423)         (720,411)         (760,180)
                                    -----------       -----------       -----------
              Total revenues            363,475           631,865           676,790

    Operating expenses                 (650,004)       (1,008,165)       (1,098,153)
    Other, net                          (19,923)          (19,265)           (5,594)
                                    -----------       -----------       -----------
    Net loss                        $  (306,452)      $  (395,565)      $  (426,957)
                                    ===========       ===========       ===========

                                                 December 31,
                                        -----------------------------
                                            2000             1999
                                        -----------       -----------
BALANCE SHEET INFORMATION:
    Current assets                      $ 2,229,287       $ 2,141,332
    Less: intercompany elimination       (2,018,237)       (2,032,390)
                                        -----------       -----------
              Total assets              $   211,050       $   108,942
                                        ===========       ===========
    Current and total liabilities       $    70,188       $    50,204
                                        ===========       ===========

4.     PROPERTY AND EQUIPMENT:

                                                December 31,
                                       ------------------------------
                                           2000              1999
                                       ------------      ------------
Land and buildings                     $  2,343,644      $  2,320,154
Distribution plant                       95,874,216        87,938,686
Other equipment                           5,130,263         4,680,900
Leasehold improvements                       32,033            32,033
Construction in progress                    857,459           348,938
                                       ------------      ------------
                                       $104,237,615      $ 95,320,711
                                       ============      ============

5.     ACCRUED EXPENSES:

                                          December 31,
                                 ------------------------------
                                    2000                1999
                                 ----------          ----------
Programmer license fees          $1,852,847          $1,839,729
Franchise fees                    1,177,191           1,220,708
Interest                          2,178,426           1,382,853
Taxes                               991,858             794,564
Other                               751,174             802,309
                                 ----------          ----------
                                 $6,951,496          $6,040,163
                                 ==========          ==========

6.     NOTES PAYABLE:

                                                   December 31,
                                        ----------------------------------
                                            2000                  1999
                                        ------------          ------------
Revolving credit and term loan          $         --          $ 75,090,000

Senior subordinated notes                100,000,000           100,000,000

Revised senior credit facility            82,540,000                    --
                                        ------------          ------------
                                         182,540,000           175,090,000
Less-current portion                              --             3,000,000
                                        ------------          ------------
                                        $182,540,000          $172,090,000
                                        ============          ============

Revolving Credit and Term Loan

On August 14, 2000, the Company refinanced its existing senior bank indebtedness resulting in the write off of approximately $2,350,000 in loan fees. This amount was offset by a gain of approximately $250,000 on the termination of certain interest rate swap agreements. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The Revised Senior Credit Facility establishes a $35 million 364-day revolving credit loan. At the end of the 364-day period, the revolver converts to a term loan due on June 30, 2007. The other two components consist of a seven-year revolving credit loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 9.54% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on June 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of December 31, 2000, $27,460,000 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro Forma Debt Service ratio not less than 1.25 to 1 and a Leverage Ratio of no greater than 6.75 to 1, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of December 31, 2000, the Company was in compliance with the terms of the loan agreement.

Senior Subordinated Notes

In 1997, the Company issued $100,000,000 in principal amount of 10.25% Senior Subordinated Notes (the Notes) due November 15, 2007. The estimated fair value of the $100,000,000 Notes at December 31, 2000, was $71,320,000, based on available market information.

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

The indenture pursuant to which the Notes were issued, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock; make certain restricted payments; grant liens on assets; merge, consolidate or transfer substantially all of their assets; enter into certain transactions with related persons; make certain payments affecting subsidiaries; sell assets; and issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a debt to cash flow ratio of 6.75 to 1, among other restrictions. The Company submits quarterly debt compliance reports to a trustee. As of December 31, 2000, the Company was in compliance with the terms of the Notes.

In the event of a change of control of the Company as defined in the indenture, holders of the Notes will have the right to require the Company to make an offer to repurchase such Notes, in whole or in part, at a price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Principal Payments

Annual maturities of notes payable after December 31, 2000 based on amounts outstanding at December 31, 2000 are as follows:

2001                $         --
2002                          --
2003                   5,500,000
2004                  16,500,000
2005                  15,540,000
Thereafter           145,000,000
                    ------------
                    $182,540,000
                    ============

Interest Rate Swap Agreements

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without exchange of underlying principal amounts. At December 31, 2000, the Company had outstanding two interest rate swap agreements with its bank, having a notional principal amount of $40,000,000. These agreements effectively change the Company's interest rate exposure to fixed rate of 6.83% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 2000 was 2.75%).


      Maturity Date                   Fixed Rate          Notional Amount
      -------------                   ----------          ---------------
     August 2, 2002                      6.79%              $20,000,000
     August 19, 2002                     6.87%              $20,000,000

At December 31, 2000, the Company would have received approximately $689,000 to settle this agreement based on fair value estimate received from the financial institution. The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Company will record an asset of $689,000, and a corresponding credit in its statement of operations related to the cumulative effect of the implementation of SFAS 133 on January 1, 2001. Each quarter the change in the market value of the Company's derivative will be recorded as other income or expense.

7.     OTHER, NET:

Other, net included as a component of other (expense) income in the consolidated statements of operations consists of:

                                                             For the Years Ended
                                                                December 31,
                                           -------------------------------------------------------
                                               2000                  1999                  1998
                                           -----------           -----------           -----------
(LOSS) GAIN ON DISPOSAL OF ASSETS          $  (590,156)          $  (671,398)          $ 5,093,997

INTEREST INCOME                                192,870               205,038               135,895

OTHER                                          209,758               (28,747)              (17,946)
                                           -----------           -----------           -----------
                                           $  (187,528)          $  (495,107)          $ 5,211,946
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

The primary components of deferred income taxes are as follows:

                                                               December 31,
                                                    ----------------------------------
                                                        2000                  1999
                                                    ------------          ------------
DEFERRED TAX ASSETS:
    Net operating loss carryforward                 $ 23,800,000          $ 19,380,000
    Valuation allowance                              (20,900,000)          (16,080,000)
                                                    ------------          ------------
                                                       2,900,000             3,300,000
DEFERRED TAX LIABILITIES:
    Property and equipment                             2,900,000             3,300,000
                                                    ------------          ------------
                                                    $         --          $         --
                                                    ============          ============

The federal income tax net operating loss carryforward of approximately $70,000,000 expires from 2003 through 2020. Management believes that the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets due to the recurring operating losses being incurred by the Company. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The change in the valuation allowance was $4,820,000, $4,078,000 and $3,316,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The difference between the statutory tax rate and the tax benefit of zero recorded by the Company is due to the Company's full valuation allowance against its net deferred tax asset.

9.     COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Company leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense (including month-to-month leases) was $1,055,907, $915,912 and $896,711 in 2000, 1999 and
1998, respectively. Minimum lease payments to the end of the lease terms are as follows:

    2001                           $ 77,375
    2002                             69,740
    2003                             69,058
    2004                             67,449
    2005                             45,350
    Thereafter                      135,026
                                   --------
                                   $463,998
                                   ========

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

Amounts paid to NTC, which maintains the fund for the Company and its affiliates, are expensed as incurred and are included in the consolidated statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Company records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For the years ended December 31, 2000, 1999 and 1998, the Company was charged $76,244, $76,338 and $76,090, respectively, by the fund. As of December 31, 2000, the fund had a balance of $509,135.

10.    ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS:

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
                                     ============

On March 31, 2000, the Company acquired the operating assets and franchise rights to cable systems service approximately 1,600 basic subscribers in the communities of Kingston and Hansville, Washington, located in Kitsap County, from North Star Cable, Inc. The systems were acquired at a purchase price of $3,100,000 adjusted at closing for the proration of certain revenues and expenses. The acquisition was financed through borrowings under the Senior Credit Facility.

Pro forma operating results of the Company for 2000 and 1999, assuming the acquisition described above had been made at the beginning of 1999, follow:

                                            For the year ended
                                               December 31,
                                    ----------------------------------
                                        2000                   1999
                                    ------------          ------------
                                               (unaudited)
        Service revenues            $ 60,662,115          $ 59,466,834
                                    ============          ============
        Net loss                    $(14,328,118)         $(12,017,424)
                                    ============          ============