Form 10-Q
period 2001-03-31
NORTHLAND CABLE TELEVISION INC; NORTHLAND CABLE NEWS INC
filed 2001-05-15
CIK 1051920, 1051919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to________


                        Commission file number 333-43157


                        NORTHLAND CABLE TELEVISION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            STATE OF WASHINGTON                                     91-1311836
----------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation)          (I.R.S. Employer Identification No.)

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

PART 1 -- FINANCIAL INFORMATION

ITEM 1. Financial Statements


NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                             March 31,         December 31,
                                                               2001               2000
                                                          -------------       -------------
                                                           (unaudited)
ASSETS
Current Assets:
  Cash                                                     $  3,079,389        $  2,551,425
  Due from affiliates                                         1,470,149           1,160,446
  Accounts receivable                                         2,067,444           2,187,586
  Prepaid expenses                                              614,057             571,020
                                                          -------------       -------------
    Total current assets                                      7,231,039           6,470,477

Investment in Cable Television Properties:
Property and equipment, net of accumulated
  depreciation of $50,055,380
  and $48,199,085, respectively                              57,870,775          56,038,530
Franchise agreements, net of accumulated
  amortization of $42,645,680
  and $40,107,541, respectively                              60,744,906          63,283,045
Goodwill, net of accumulated
  amortization of $2,436,771 and $2,393,494,
  respectively                                                4,487,662           4,530,939
Other intangible assets, net of accumulated
  amortization of $5,102,484 and $5,706,249,
  respectively                                                5,344,056           5,674,683
                                                          -------------       -------------
    Total investment in cable television properties         128,447,399         129,527,197
                                                          -------------       -------------
    Total assets                                           $135,678,438        $135,997,674
                                                          =============       =============

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable                                         $     84,344        $    754,908
  Accrued expenses                                            8,141,596           6,951,496
  Converter deposits                                            129,813             122,674
  Subscriber prepayments                                      2,050,803           1,549,945
  Due to affiliates                                             644,538             103,098
  Interest rate derivative                                    1,485,846                  --
                                                          -------------       -------------
    Total current liabilities                                12,536,940           9,482,121

Notes payable                                               183,540,000         182,540,000
                                                          -------------       -------------
    Total liabilities                                     $ 196,076,940       $ 192,022,121
                                                          -------------       -------------
Shareholder's Deficit:
  Common stock (par value $1.00 per share,
     authorized 50,000 shares; 10,000 shares issued
     and outstanding) and additional paid-in capital         11,560,527          11,560,527
  Accumulated deficit                                       (71,959,029)        (67,584,974)
                                                          -------------       -------------
    Total shareholder's deficit                             (60,398,502)        (56,024,447)
                                                          -------------       -------------
Total liabilities and shareholder's deficit               $ 135,678,438       $ 135,997,674
                                                          =============       =============


        The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS -- (Unaudited)


                                                       For the three months ended
                                                                March 31,

                                                        2001                2000
                                                     ------------       ------------
                                                               (unaudited)
Revenues:
  Service revenues                                   $ 15,405,655       $ 14,732,100
  Programming and production revenues
    from affiliates                                            --            107,909
                                                     ------------       ------------
    Total Revenues                                     15,405,655         14,840,009
                                                     ------------       ------------
Expenses:
  Cable system operations (including
    $85,016 and $77,611, net paid to affiliates
    in 2001 and 2000, respectively)                     5,494,858          5,150,059
  General and administrative (including
    $1,602,852 and $1,323,936, net paid  to
    affiliates in 2001 and 2000, respectively)          2,356,208          2,698,890
  Management fees paid to parent                          769,649            733,397
  Depreciation and amortization                         5,063,473          4,851,334
                                                     ------------       ------------
    Total operating expenses                           13,684,188         13,433,680
                                                     ------------       ------------

Income from operations                                  1,721,467          1,406,329

Other income (expense):
   Interest expense                                    (4,642,614)        (4,411,080)
   Other income (expense)                              (2,141,908)            44,786
                                                     ------------       ------------
                                                       (6,784,522)        (4,366,294)
                                                     ------------       ------------

Net loss before cumulative effect of a change       $  (5,063,055)      $ (2,959,965)
  in accounting principle                            ============       ============

Cumulative effect of a change in
  accounting principle                               $    689,000                 --
                                                     ------------       ------------
Net loss                                             $ (4,374,055)      $ (2,959,965)
                                                     ============       ============


        The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                             For the three months ended
                                                                     March 31,

                                                              2001              2000
                                                           -----------       -----------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(4,374,055)      $(2,959,965)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                             5,063,473         4,851,334
   Cumulative effect of a change in accounting
     principle                                               ($689,000)               --
   Amortization of loan costs                                  167,995           230,946
   Mark-to-market of interest rate derivative                2,174,846                --
   Loss (gain) on disposal of assets                             3,189            (5,366)
   (Increase) decrease in operating assets:
     Accounts receivable                                       120,142           253,571
     Prepaid expenses                                          (43,037)          (69,830)
     Due from affiliates                                      (309,703)          (53,792)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     519,536           797,906
     Due to affiliates                                         541,440           720,085
     Converter deposits                                          7,139               871
     Subscriber prepayments                                    500,858           524,637
                                                           -----------       -----------
Net cash from operating activities                           3,682,823         4,290,397
                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems                                        --        (3,100,000)
Investment in cable television properties                   (4,135,974)         (902,426)
Proceeds from disposal of assets                                 3,856            12,100
Franchise fees and other intangibles                           (22,741)           (1,800)
                                                           -----------       -----------
Net cash used in investing activities                       (4,154,859)       (3,992,126)
                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                  1,000,000         3,100,000
Principal payments on borrowings, net                               --          (750,000)
                                                           -----------       -----------
Net cash provided by financing activities                    1,000,000         2,350,000
                                                           -----------       -----------

INCREASE IN CASH                                               527,964         2,648,271

CASH, beginning of period                                    2,551,425         1,366,050
                                                           -----------       -----------
CASH, end of period                                        $ 3,079,389       $ 4,014,321
                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $ 2,050,607       $ 1,645,247
                                                           ===========       ===========

   Cash paid during the period for state income taxes      $     5,651       $    15,924
                                                           ===========       ===========


        The accompanying notes are an integral part of these statements.

                NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
    (A wholly owned subsidiary of Northland Telecommunications Corporation)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)


(1)   BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 2001, its statements of operations and cash flows for the three months ended March 31, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)   NORTHLAND CABLE NEWS:

Northland Cable News, Inc. ("NCN"), a wholly owned subsidiary of the Company, develops and distributes local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of March 31, 2001, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                             2001            2000
                                           ---------       ---------
           INCOME STATEMENT
           INFORMATION:
           Revenues from affiliates        $       0       $ 213,434
           Less: intercompany revenue             (0)       (105,525)
                                           ---------       ---------
                       Total revenues              0         107,909

           Operating expenses                  2,552         179,290
           Other, net                              0          10,882
                                           ---------       ---------
           Net loss                        $  (2,552)      $ (82,263)
                                           =========       =========

                                             MARCH 31,       DECEMBER 31,
                                               2001             2000
                                           -----------       -----------
     BALANCE SHEET
     INFORMATION:
       Current assets                      $ 2,156,548       $ 2,229,287
       Less: intercompany elimination       (1,971,763)       (2,018,237)
                                           -----------       -----------
                   Total Assets            $   184,785       $   211,050
                                           ===========       ===========
       Current and total liabilities       $         0       $    70,188
                                           ===========       ===========


(3)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and in June 2000 issued SFAS No. 138, amendment of SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

The Company has elected not to designate its derivatives as hedges under SFAS
133. Accordingly, the Company has recorded an asset equal to the fair market value of its derivatives, and a corresponding credit in its statement of operations related to the cumulative effect of the implementation of SFAS 133. Each quarter the change in the market value of the Company's derivatives will be recorded as other income or expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MARCH 31, 2001 AND 2000

As of March 31, 2001, the Company's cable systems served 123,243 basic subscribers, 40,134 premium subscribers, 69,775 expanded basic subscribers and passed approximately 201,000 homes.

Revenues increased approximately $700,000 or 4.8%, from $14.7 million to $15.4 million for the three months ended March 31, 2001. The operations of NCN were completely discontinued during the first quarter of 2001. Taking this into account, revenues for the three months ended March 31, 2001 would have increased approximately $800,000 or 5.4% over the same period in 2000. Of these revenues, approximately $10.6 million (68.8%) was derived from basic services, $1.0 million (6.5%) from premium services, $2.1 million (13.6%) from expanded basic services, $316,000 (2.1%) from service maintenance contracts, $637,000 (4.1%) from advertising, and $727,000 (4.7%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company's systems (ii) revenue from the higher penetration of new product tiers; and approximately $45,000 in revenues from the Kingston, Washington system which was acquired on March 31, 2000. Average monthly revenue per basic subscriber increased $2.36 or 6.0%, from $39.25 to $41.61 for the three months ended March 31, 2001. Average basic revenue per basic subscriber decreased $0.15 or 0.5% from $28.75 to $28.60 for the three months ended March 31, 2001.

Cable system operations, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $300,000 or 5.8%, from $5.2 million to $5.5 million for the three months ended March 31, 2001. Taking into account the discontinuation of NCN operations in the first quarter of 2001, operating expenses would have increased approximately $500,000 or 10% over first quarter 2000 results. This increase is primarily attributable to: (i) annual cost of living wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, decreased approximately $300,000 or 11.1%, from $2.7 million to $2.4 million for the three months ended March 31, 2001. This decrease is primarily attributable to reductions in administrative salaries offset by: (i) increased franchise fees resulting from increases in revenue as previously noted; and (ii) increased property taxes due to higher assessments in property values.

Management fees increased approximately $37,000 or 5%, from approximately $733,000 to $770,000 for the three months ended March 31, 2001. This increase was directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $200,000 or 4.4%, from $4.9 million to $5.1 million for the three months ended March 31, 2001. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant & equipment, offset by assets becoming fully depreciated.

Interest expense increased approximately $294,000 (7.1%) for the three months ended March 31, 2001 compared to the same period in 2000. Average outstanding indebtedness increased $6.7 million from $176.3 million to $183.0 million for the three months ended March 31, 2000 and 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company's debt service obligations for the year ended December 31, 2001 are expected to be approximately $18 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2001. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions and certain levels of capital expenditures, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2001. Adjustments to the $2.9 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $5.2 million of depreciation and amortization and increases in operating liabilities of $1.6 million.

Net cash used in investing activities was $4.2 million for the three months ended March 31, 2001, and consisted of $4.2 million in capital expenditures and the addition of intangible assets.

Net cash provided by financing activities was approximately $1.0 million for the three months ended March 31, 2001. The Company had $1.0 million in borrowings of long term debt to finance planned capital expenditures.

Earnings before charges for interest, taxes, depreciation and amortization ("EBITDA") increased approximately $500,000 or 7.9%, from $6.3 million to $6.8 million for the three months ended March 31, 2001. Had the operations of NCN been discontinued in the first quarter of 2000, EBITDA would have increased approximately $400,000 or 6.3%, from $6.4 million to $6.8 million for the three months ended March 31, 2001. EBITDA as a percentage of revenues ("EBITDA Margin") increased from 42.6% to 44.1% for the three months ended March 31, 2001. Assuming NCN operations were discontinued in the first quarter of 2000, EBITDA as a percentage of revenue would have increased from approximately 43.2% to 44.1% for the three months ended March 31, 2001. These changes were attributable primarily to the aforementioned increases in revenue as well as decreases in general and administrative expenses. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Net cash provided by operating activities was $4.3 million for the three months ended March 31, 2000. Adjustments to the $3.0 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $5.1 million of depreciation and amortization and an increase in operating liabilities of $2.0 million.

Net cash used in investing activities was $4.0 million for the three months ended March 31, 2000, and consisted of $3.1 million used in the acquisition of the Kingston, Washington system and approximately $900,000 in capital expenditures.

Net cash provided by financing activities was approximately $2.4 million for the three months ended March 31, 2000. The Company had $3.1 million in borrowings of long term debt to finance the Kingston, Washington acquisition and made $750,000 of principal payments on notes payable.

On August 14, 2000, the Company refinanced its existing senior bank indebtedness. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The Revised Senior Credit Facility establishes a $35 million 364-day revolving credit loan. At the end of the 364-day period, the revolver converts to a term loan due on June 30, 2007. The other two components consist of a seven-year revolving term loan in aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 9.54% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on June 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of March 31, 2001, $26,460,000 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro Forma Debt Service ratio not less than 1.25 to 1.0 and a Leverage Ratio of no greater than 6.75 to 1.0, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of March 31, 2001, the Company was in compliance with the terms of the loan agreement.

of Operating Cash Flow to Fixed Charges (as defined)) of 1.05 to 1.00. As of the date of this filing, the Company was in compliance with the covenants of the Revised Senior Credit Facility.

At March 31, 2001, the outstanding balance under the Senior Credit Facility was $83.5 million. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $20 million fixed at 9.54% under the terms of an interest rate swap agreement with the Company's lender expiring August 20, 2002, $20 million fixed at 9.62% under the terms of an interest rate swap agreement with the Company's lender expiring August 17, 2002, $42,540,000 fixed at 7.92% under the terms of an interest rate swap agreement with the Company's lender expiring February 2, 2002; and $1 million fixed at a LIBOR based rate of 7.77% expiring June 18, 2001. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.


CAPITAL EXPENDITURES

For the three months ended March 31, 2001, the Company incurred capital expenditures of approximately $4.1 million. Capital expenditures included: (i) new product digital launches, (ii) expansion and improvements of cable properties; (iii) additions to plant and equipment; and (iv) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $5.8 million in capital expenditures for the remainder of 2001 and approximately $10.9 million in 2002. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product digital launches, extensions of distribution facilities to add new subscribers and general maintenance. To fund planned 2001 capital expenditures the Company plans to borrow approximately $3.0 million in 2001 from its Senior Credit Facility.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company's primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Company's debt facilities. As of the date of this filing, the Company had entered into three interest rate swap agreements for $20,000,000, $20,000,000, and $42,540,000 of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Had the Company not entered into these fixed rate agreements, the potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Company's variable rate obligations would be approximately $825,000.

The Company does not use financial instruments for trading or other speculative purposes.

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

                          PART II -- OTHER INFORMATION


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

      None

ITEM 3 Defaults upon senior securities

      None

ITEM 4 Submission of matters to a vote of security holders

      None

ITEM 5 Other information

      None

ITEM 6 Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Northland Cable Television, Inc. and Subsidiary


          SIGNATURES                         CAPACITIES                         DATE
          ----------                         ----------                         ----


/s/ Richard I. Clark               Executive Vice President, Treasurer         5/15/01
-------------------------------    and Assistant Secretary                  ------------
    Richard I. Clark


                                                                               5/15/01
/s/ Gary S. Jones                   President                               ------------
------------------------------
    Gary S. Jones