Form 10-Q/A
period 2001-03-31
NORTHLAND CABLE TELEVISION INC; NORTHLAND CABLE NEWS INC
filed 2001-05-24
CIK 1051920, 1051919

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


                                  AND SUBSIDIARY GUARANTOR:

                                  NORTHLAND CABLE NEWS, INC.
                                  --------------------------
                    (Exact name of registrant as specified in its charter)


              STATE OF WASHINGTON                                    91-1638891
   ----------------------------------------                       -----------------
        (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
                incorporation)


         1201 THIRD AVENUE, SUITE 3600
              SEATTLE, WASHINGTON                                       98101
         -----------------------------                                  -----
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


                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                 -------------------------
                                                   2001            2000
                                                 -------         ---------
     INCOME STATEMENT
     INFORMATION:
     Revenues from affiliates                    $     0         $ 213,434
     Less: intercompany revenue                       (0)         (105,525)
                                                 -------         ---------
                 Total revenues                        0           107,909

     Operating expenses                            2,552           179,290
     Other, net                                        0            10,882
                                                 -------         ---------
     Net loss                                    $(2,552)        $ (82,263)
                                                 =======         =========

                                              MARCH 31,        DECEMBER 31,
                                                2001               2000
                                             -----------       ------------
     BALANCE SHEET
     INFORMATION:
         Current assets                      $ 2,156,548       $ 2,229,287
         Less: intercompany elimination       (1,971,763)       (2,018,237)
                                             -----------       -----------
                     Total Assets            $   184,785       $   211,050
                                             ===========       ===========
         Current and total liabilities       $         0       $    70,188
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

The Company has elected not to designate its derivatives as hedges under SFAS
133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives, $689,000 in income related to the cumulative effect of a change in accounting principle, and other expense of $2,174,846 due to the change in value during the period. Each quarter the change in the market value of the Company's derivatives will be recorded as other income or expense.

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

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, decreased approximately $300,000 or 11.1%, from $2.7 million to $2.4 million for the three months ended March 31, 2001. This decrease is primarily attributable to reductions in administrative salaries offset by : (i) increased franchise fees resulting from increases in revenue as previously noted; and (ii) increased property taxes due to higher assessments in property values.

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

Earnings before charges for interest, taxes, depreciation and amortization ("EBITDA") increased approximately $500,000 or 7.9%, from $6.3 million to $6.8 million for the three months ended March 31, 2001. Had the operation of NCN been discontinued in the first quarter of 2000, EBITDA would have increased approximately $400,000 or 6.3%, from $6.4 million to $6.8 million for the three months ended March 31, 2001. EBITDA as a percentage of revenues ("EBITDA Margin") increased from 42.6% to 44.1% for the three months ended

March 31, 2001. Assuming NCN operations were discontinued in the first quarter of 2000, EBITDA as a percentage of revenue would have increased from approximately 43.2% to 44.1% for the three months ended March 31, 2001. These changes were attributable primarily to the aforementioned increases in revenue as well as decreases in general and administrative expenses. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Net cash provided by operating activities was $4.3 million for the three months ended March 31, 2000. Adjustments to the $3.0 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $5.1 million of depreciation and amortization and an increase in operating liabilities of $2 million.

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

On August 14, 2000, the Company refinanced its existing senior bank indebtedness The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The revised Senior Credit Facility establishes a $35 million 364-day revolving credit loan. At the end of the 364-day period, the revolver converts to a term loan due on June 30, 2007. The other two components consist of a seven-year revolving term loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 9.54% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on June 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of March 31, 2001, $26,460,000 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro Forma Debt Service ratio not less than 1.25 to 1.0 and a Leverage Ratio of no greater than 6.75 to 1.0, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of March 31, 2001, the Company was in compliance with the terms of the loan agreements.

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

The Company plans to invest approximately $7.4 million in capital expenditures for the remainder of 2001 and approximately $13.1 million in 2002. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product digital launches, extensions of distribution facilities to add new subscribers and general maintenance. To fund planned 2001 capital expenditures the Company plans to borrow approximately $3.0 million in 2001 from its Senior Credit Facility.

Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risks arising from changes in interest rates. The Company's primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Company's debt facilities. As of the date of this filing, the Company had entered into three interest rate swap agreements for $20,000,000, $20,000,000, and $42,540,000 of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Had the Company not entered into these fixed rate agreements, the potential loss over on year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of the Company's variable rate obligations would be approximately $825,000.

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



                 Northland Cable Television, Inc. and Subsidiary


        SIGNATURES                          CAPACITIES                      DATE
        ----------                          ----------                      ----



/s/  Richard I. Clark           Executive Vice President, Treasurer        5/24/01
---------------------------     and Assistant Secretary
     Richard I. Clark



/s/  Gary S. Jones              President                                  5/24/01
---------------------------
     Gary S. Jones