Form 10-Q
period 2001-06-30
NORTHLAND CABLE TELEVISION INC; NORTHLAND CABLE NEWS INC
filed 2001-08-13
CIK 1051920, 1051919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to________

Commission file number 333-43157

NORTHLAND CABLE TELEVISION, INC.

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON (State or other jurisdiction of incorporation)	91-1311836 (I.R.S. Employer Identification No.)

AND SUBSIDIARY GUARANTOR:

NORTHLAND CABLE NEWS, INC.

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON (State or other jurisdiction of incorporation)	91-1638891 (I.R.S. Employer Identification No.)

1201 THIRD AVENUE, SUITE 3600 SEATTLE, WASHINGTON (Address of principal executive offices)	98101 (Zip Code)

Registrant’s telephone number, including area code: (206) 621-1351

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

This filing contains      pages. Exhibits index appears on page      .

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current Assets:

Cash	$2,091,436	$2,551,425

Due from affiliates	1,315,082	1,160,446

Accounts receivable	2,293,773	2,187,586

Prepaid expenses	588,683	571,020

Total current assets	6,288,974	6,470,477

Investment in Cable Television Properties:

Property and equipment, net of accumulated depreciation of $52,283,558 and $48,199,085, respectively	58,907,532	56,038,530

Franchise agreements, net of accumulated amortization of $45,183,819 and $40,107,541, respectively	58,206,768	63,283,045

Goodwill, net of accumulated amortization of $2,480,049 and $2,393,494, respectively	4,444,384	4,530,939

Other intangible assets, net of accumulated amortization of $5,459,911 and $4,822,853, respectively	5,030,976	5,674,683

Total investment in cable television properties	126,589,660	129,527,197

Total assets	$132,878,634	$135,997,674

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities:

Accounts payable	90,352	754,908

Accrued expenses	6,348,247	6,951,496

Converter deposits	126,344	122,674

Subscriber prepayments	1,880,419	1,549,945

Due to affiliates	717,166	103,098

Interest rate derivative	1,683,529	—

Total current liabilities	10,846,057	9,482,121

Notes payable	185,540,000	182,540,000

Total liabilities	196,386,057	192,022,121

Shareholder’s Deficit:

Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	11,560,527	11,560,527

Accumulated deficit	(75,067,950)	(67,584,974)

Total shareholder’s deficit	(63,507,423)	(56,024,447)

Total liabilities and shareholder’s deficit	$132,878,634	$135,997,674

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — (Unaudited)

	For the six months ended June 30,

	2001	2000

	(unaudited)
Revenues:

Service revenues	$30,930,182	$29,785,925

Programming and production revenues from affiliates	—	209,943

Total Revenues	30,930,182	29,995,868

Expenses:

Cable system operations (including $164,372 and $141,617, net paid to affiliates in 2001 and 2000, respectively)	10,843,322	10,276,487

General and administrative (including $2,012,062 and $2,612,099, net paid to affiliates in 2001 and 2000, respectively)	4,908,848	5,375,069

Management fees paid to parent	1,546,509	1,495,372

Depreciation and amortization	10,199,118	9,807,375

Total operating expenses	27,497,797	26,954,303

Income from operations	3,432,385	3,041,565

Other income (expense):

Interest expense	(9,281,286)	(8,887,422)

Interest income and other, net	(624,163)	82,155

Interest rate derivative	(1,683,529)	—

Loss on disposal of assets	(15,383)	(52,467)

	(11,604,361)	(8,857,734)

Net loss before cumulative effect of change in accounting principle	$(8,171,976)	$(5,816,169)

Cumulative effect of change in accounting principle	$689,000	$—

Net Loss	$(7,482,976)	$(5,816,169)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — (Unaudited)

	For the three months ended June 30,

	2001	2000

	(unaudited)
Revenues:

Service revenues	$15,524,527	$15,053,825

Programming and production revenues from affiliates	—	102,033

Total Revenues	15,524,527	15,155,858

Expenses:

Cable system operations (including $79,357 and $64,006, net paid to affiliates in 2001 and 2000, respectively)	5,348,464	5,131,452

General and administrative (including $1,116,071 and $1,288,163, net paid to affiliates in 2001 and 2000, respectively)	2,552,640	2,676,180

Management fees paid to parent	776,860	756,952

Depreciation and amortization	5,135,646	4,956,041

Total operating expenses	13,813,610	13,520,625

Income from operations	1,710,917	1,635,233

Other income (expense):

Interest expense	(4,638,672)	(4,476,341)

Interest income and other, net	28,711	42,738

Interest rate derivative	(197,683)	—

Loss on disposal of assets	(12,194)	(57,834)

	(4,819,838)	(4,491,437)

Net Loss	$(3,108,921)	$(2,856,204)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,

	2001	2000

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,482,976)	$(5,816,169)

Adjustments to reconcile net loss to cash provided by operating activities:

Depreciation and amortization	10,199,118	9,807,375

Cumulative effect of change in accounting principle	(689,000)	—

Interest rate derivative	2,372,529	—

Amortization of loan costs	335,991	461,892

Loss on disposal of assets	15,383	52,467

(Increase) decrease in operating assets:

Accounts receivable	(106,187)	212,370

Prepaid expenses	(17,663)	43,404

Due from affiliates	(154,636)	5,369

Increase (decrease) in operating liabilities

Accounts payable and accrued expenses	(1,267,805)	(1,031,562)

Due to affiliates	614,068	1,690,059

Converter deposits	3,670	2,806

Subscriber prepayments	330,474	386,767

Net cash from operating activities	4,152,966	5,814,778

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of cable systems	—	(3,100,000)

Investment in cable television properties	(7,560,286)	(4,229,555)

Proceeds from disposal of assets	14,420	35,050

Franchise fees and other intangibles	(67,089)	(4,502)

Net cash used in investing activities	(7,612,955)	(7,299,007)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	3,000,000	3,100,000

Principal payments on borrowings, net	—	(1,500,000)

Net cash provided by financing activities	3,000,000	1,600,000

(DECREASE) INCREASE IN CASH	(459,989)	115,771

CASH, beginning of period	2,551,425	1,366,050

CASH, end of period	$2,091,436	$1,481,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$9,029,838	$8,373,840

Cash paid during the period for state income taxes	$12,604	$18,967

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2001
(Unaudited)

(1)	BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position at June 30, 2001, its statements of operations and cash flows for the six and three months ended June 30, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	NORTHLAND CABLE NEWS:

Northland Cable News, Inc. (“NCN”), a wholly owned subsidiary of the Company, develops and distributes local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company’s affiliates. The Company’s payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of June 30, 2001, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

	Three month period ended June 30,		Six month period ended June 30,

	2001	2000	2001	2001

INCOME STATEMENT INFORMATION:

Revenues from affiliates	$0	$194,805	$0	$408,239

Less: intercompany revenue	0	(92,772)	0	(198,296)

Total revenues	0	102,033	0	209,943

Operating expenses	99	150,587	2,651	329,877

Other, net	0	3,043	0	13,925

Net loss	$(99)	$(51,597)	$(2,651)	$(133,859)

	June 30,	December 31,
	2001	2000

BALANCE SHEET INFORMATION:

Current assets	$2,152,571	$2,229,287

Less: intercompany elimination	(2,042,522)	(2,018,237)

Total Assets	$110,049	$211,050

Current and total liabilities	$125	$70,188

(3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133 — In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and in June 2000 issued SFAS No. 138, amendment of SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Pursuant to SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB No. 133 — an Amendment to FASB Statement No. 133,” the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the Company’s election, before January 1, 1999).

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives, $689,000 in income related to the cumulative effect of a change in accounting principle, and other expense of $2,372,529 due to the change in value during the six months ended June 30, 2001. Each quarter the change in the market value of the Company’s derivatives will be recorded as other income or expense.

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The authorization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

As of June 30, 2001 the Company’s cable systems served approximately 119,975 basic subscribers, and 43,950 premium subscribers and passed an estimated 201,000 homes.

Revenues increased approximately $1.1 million or 4% from $29.8 million to $30.9 million for the six months ended June 30, 2001. Of these revenues, approximately $21.1 million (68%) was derived from basic services, $2.1 million (7%) from premium services, $4.3 million (14%) from expanded basic services, $621,000 (2%) from service maintenance contracts, $1.3 million (4%) from advertising and $1.5 million (5%) from other sources. The operations of NCN were completely discontinued during the first quarter of 2001. Taking this into account, revenues for the six months ended June 30, 2001 would have increased approximately $1.5 million, or 5% over the same period in 2000. The increase in revenues is primarily attributable to rate increases implemented during the first quarter of 2001 as well as increased revenue from higher penetration of new product tiers. Average monthly revenue per average basic subscriber increased $2.87 or 7%, from $39.52 to $42.39 for the six months ended June 30, 2001.

Cable system operations, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $500,000 or 5% from $10.3 million to $10.8 million for the six months ended June 30, 2001. Taking into consideration the discontinuation of NCN operations, operating expense for the six months ended June 30, 2001 would have increased approximately $900,000 or 9% over the same period in 2000. This increase is primarily attributable to: (i) increases in salary and benefit expenses due to annual cost of living adjustments, (ii) increased programming costs resulting from rate increases by certain programming vendors as well as the launch of new programming services in various systems and (iii) increases in agency fees.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, decreased approximately $500,000 or 9% from $5.4 million to $4.9 million for the six months ended June 30, 2001. The decrease is primarily attributable to reductions in administrative service expenses offset by increases in administrative salaries, revenue based expenditures such as franchise fees and property taxes.

The increase in management fees for the six months ended June 30, 2001 as compared to the same period in the previous year, are directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $400,000 or 4% from $9.8 million to $10.2 million for the six months ended June 30, 2001. Such increase is attributable to depreciation on recent equipment purchases related to plant and equipment upgrades. Increases in depreciation expense are offset by certain assets becoming fully depreciated.

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives, $689,000 in income related to the cumulative effect of a change in accounting principle, and other expense of $1,683,259 due to the change in value during the six months ended June 30, 2001.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues increased approximately $400,000 or 2.6%, from $15.1 million to $15.5 million for the three months ended June 30, 2001. The operations of NCN were completely discontinued during the first quarter of 2001. Taking this into account, revenues for the three months ended June 30, 2001 would have increased approximately $470,000 or 3.1% over the same period in 2000. Of these revenues, approximately $10.5 million (67.9%) was derived from basic services, $1.1 million (7.1%) from premium services, $2.2 million (14.0%) from expanded basic services, $305,000 (2.0%) from service maintenance contracts, $673,000 (4.3%) from advertising, and $733,000 (4.7%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company’s systems and (ii) revenue from higher penetration of new product tiers. Average monthly revenue per average basic subscriber increased $2.39 or 6.0%, from $39.85 to $42.24 for the three months ended June 30, 2001.

Cable system operations, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $200,000 or 3.9%, from $5.1 million to $5.3 million for the three months ended June 30, 2001. Taking into account the discontinuation of NCN operations in the first quarter of 2001, operating expenses would have increased approximately $300,000 or 6% over second quarter 2000 results. This increase is primarily attributable to: (i) annual cost of living wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, decreased approximately $100,000 or 3.7%, from $2.7 million to $2.6 million for the three months ended June 30, 2001. This decrease is primarily attributable to reductions in administrative service expenses offset by: (i) increased franchise fees resulting from increases in revenue as previously noted; and (ii) increased property taxes due to higher assessments in property values.

Management fees increased approximately $20,000 or 3%, from approximately $757,000 to $777,000 for the three months ended June 30, 2001. This increase is directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $100,000 or 2.0%, from $5.0 million to $5.1 million for the three months ended June 30, 2001. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant and equipment, offset by assets becoming fully depreciated.

Interest expense increased approximately $162,000 (3.6%) for the three months ended June 30, 2001 compared to the same period in 2000. Average outstanding indebtedness increased $7.4 million from $177.1 million to $184.5 million for the three months ended June 30, 2000 and 2001, respectively.

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives and other expense of approximately $198,000 due to the change in value during the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company’s debt service obligations for the year ended December 31, 2001 are expected to be approximately $18 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2001. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements, excluding acquisitions and certain levels of capital expenditures, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2001. Adjustments to the $7.5 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $10.5 million of depreciation and amortization, $1.7 million relating to interest rate derivatives and increases in operating liabilities of approximately $320,000.

Net cash used in investing activities was $7.6 million for the six months ended June 30, 2001, and consisted of $7.6 million in capital expenditures and the addition of intangible assets.

Net cash provided by financing activities was approximately $3.0 million for the six months ended June 30, 2001. The Company had $3.0 million in borrowings of long term debt to finance planned capital expenditures.

Earnings before charges for interest, taxes, depreciation and amortization (“EBITDA”) increased approximately $800,000 or 6.2%, from $12.8 million to $13.6 million for the six months ended June 30, 2001. Had the operation of NCN been discontinued in the first quarter of 2000, EBITDA would have increased approximately $600,000 or 4.6%, from $13.0 million to $13.6 million for the six months ended June 30, 2001. EBITDA as a percentage of revenues (“EBITDA Margin”) increased from 42.8% to 44.1% for the six months ended June 30, 2001. Assuming NCN operations were discontinued in the first quarter of 2000, EBITDA as a percentage of revenue would have increased from approximately 43.2% to 44.1% for the six months ended June 30, 2001. These changes were attributable primarily to the aforementioned increases in revenue. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company’s operating performance.

Net cash provided by operating activities was $5.8 million for six months ended June 30, 2000. Adjustments to the $5.8 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $10.25 million of depreciation and amortization and an increase in operating liabilities of $1.05 million.

Net cash used in investing activities was $7.3 million for the six months ended June 30, 2000, and consisted of $3.1 million used in the acquisition of the Kingston, Washington system and approximately $4.2 million in capital expenditures.

Net cash provided by financing activities was approximately $1.6 million for the six months ended June 30, 2000. The Company had $3.1 million in borrowings of long term debt to finance the Kingston, Washington acquisition and made $1.5 million of principal payments on notes payable.

On August 14, 2000, the Company refinanced its existing senior bank indebtedness The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The revised Senior Credit Facility establishes a $35 million 364-day revolving credit loan. At the end of the 364-day period, the revolver converts to a term loan due on June 30, 2007. The other two components consist of a seven-year revolving term loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 9.512% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on June 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of June 30, 2001, $24,460,000 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro Forma Debt Service ratio not less than 1.25 to 1.0 and a Leverage Ratio of no greater than 6.75 to 1.0, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of June 30, 2001, the Company was in compliance with the terms of the loan agreements.

At June 30, 2001, the outstanding balance under the Senior Credit Facility was $85.5 million. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $20 million fixed at 9.54% under the terms of an interest rate swap agreement with the Company’s lender expiring August 20, 2002, $20 million fixed at 9.62% under the terms of an interest rate swap agreement with the Company’s lender expiring August 17, 2002, $42.5 million fixed at 7.92% under the terms of an interest rate swap agreement with the Company’s lender expiring February 2, 2002; and $3 million fixed at a LIBOR based rate of 6.58% expiring August 13, 2001. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company’s overall leverage fluctuates.

CAPITAL EXPENDITURES

For the six months ended June 30, 2001, the Company incurred capital expenditures of approximately $7.6 million. Capital expenditures included: (i) new product digital launches, (ii) expansion and improvements of cable properties; (iii) additions to plant and equipment; and (iv) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $3.9 million in capital expenditures for the remainder of 2001. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product digital launches, extensions of distribution facilities to add new subscribers and general maintenance.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Company’s debt facilities. As of the date of this filing, the Company had entered into three interest rate swap agreements for $20,000,000, $20,000,000, and $42,540,000 of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Had the Company not entered into these fixed rate agreements, the potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of the Company’s variable rate obligations would be approximately $825,000.

The Company does not use financial instruments for trading or other speculative purposes.

SUBSEQUENT EVENT

On June 14, 2001 the Company executed an asset purchase agreement to acquire a cable system serving the areas in and around Highlands, North Carolina from an affiliated limited partnership.

The aggregate value of the assets being acquired is $4.6 million and will be financed through a $3.6 million borrowing under the Company’s revolving credit facility, $100,000 of cash on hand and an equity contribution from the Company’s parent of $900,000. As of June 30, 2001, the cable system served approximately 3,158 basic subscribers.

Closing is expected to occur September 30, 2001 and is conditioned upon the approval of the seller's limited partners and compliance by the Company with the financial covenants of its senior loan agreement.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as “believe”, “intends”, “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of those terms or the negative of those terms.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Company, its financial condition, prospects and debt service ability.

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Northland Cable Television, Inc. and Subsidiary

SIGNATURES	CAPACITIES	DATE

/s/ Richard I. Clark Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8/13/01

/s/ Gary S. Jones Gary S. Jones	President	8/13/01