Form 10-Q
period 2001-09-30
NORTHLAND CABLE TELEVISION INC
filed 2001-11-09
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 333-43157

NORTHLAND CABLE TELEVISION, INC.

(Exact name of registrant as specified in its charter)

State of Washington	91-1311836

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

AND SUBSIDIARY GUARANTOR:

NORTHLAND CABLE NEWS, INC.

(Exact name of registrant as specified in its charter)

State of Washington	91-1638891

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600 Seattle, Washington	98101

(Address of principal executive offices)	(Zip Code)

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

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current Assets:
Cash	$5,583,201	$2,551,425
Due from affiliates	1,287,746	1,160,446
Accounts receivable	2,193,077	2,187,586
Prepaid expenses	772,832	571,020

Total current assets	9,836,856	6,470,477
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $54,580,070 and $48,199,085, respectively	60,043,629	56,038,530
Franchise agreements, net of accumulated amortization of $47,721,957 and $40,107,541, respectively	58,498,942	63,283,045
Goodwill, net of accumulated amortization of $2,523,327 and $2,393,494, respectively	4,401,106	4,530,939
Other intangible assets, net of accumulated amortization of $5,815,680 and $4,822,853, respectively	4,875,269	5,674,683

Total investment in cable television properties	127,818,946	129,527,197

Total assets	$137,655,802	$135,997,674

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	120,271	754,908
Accrued expenses	9,550,587	6,951,496
Converter deposits	149,426	122,674
Subscriber prepayments	1,807,138	1,549,945
Due to affiliates	823,957	103,098
Interest rate derivative	2,096,568	—
Note payable to affiliate	3,670,254

Total current liabilities	18,218,201	9,482,121

Notes payable	185,540,000	182,540,000

Total liabilities	203,758,201	192,022,121

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,310,527	11,560,527
Accumulated deficit	(78,412,926)	(67,584,974)

Total shareholder’s deficit	(66,102,399)	(56,024,447)

Total liabilities and shareholder’s deficit	$137,655,802	$135,997,674

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the nine months ended September 30,

	2001	2000

	(unaudited)
Revenues:
Service revenues	$46,384,483	$44,913,365
Programming and production revenues from affiliates	—	313,973

Total Revenues	46,384,483	45,227,338

Expenses:
Cable system operations (including $206,193 and $211,526, net paid to affiliates in 2001 and 2000, respectively)	16,333,213	15,546,559
General and administrative (including $2,935,725 and $3,764,066, net paid to affiliates in 2001 and 2000, respectively)	7,426,397	7,932,434
Management fees paid to parent	2,319,224	2,256,739
Depreciation and amortization	15,370,850	14,782,302

Total operating expenses	41,449,684	40,518,034

Income from operations	4,934,799	4,709,304
Other income (expense):
Interest expense	(13,790,081)	(13,422,670)
Interest income and other, net	95,578	108,936
Interest rate derivative	(2,785,568)	—
Gain (loss) on disposal of assets	28,320	(94,425)

	(16,451,751)	(13,408,159)

Net loss before cumulative effect of change in accounting principle	(11,516,952)	(8,698,855)

Cumulative effect of change in accounting principle	689,000	—

Extraordinary item:
Loss on extinguishment of debt, net	—	(2,092,944)

Net Loss	$(10,827,952)	$(10,791,799)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,

	2001	2000

	(unaudited)
Revenues:
Service revenues	$15,454,301	$15,127,440
Programming and production revenues from affiliates	—	104,031

Total Revenues	15,454,301	15,231,471

Expenses:
Cable system operations (including $29,488 and $69,658, net paid to affiliates in 2001 and 2000, respectively)	5,489,892	5,269,772
General and administrative (including $923,663 and $1,151,967, net paid to affiliates in 2001 and 2000, respectively)	2,517,549	2,557,366
Management fees paid to parent	772,715	761,367
Depreciation and amortization	5,171,732	4,974,927

Total operating expenses	13,951,888	13,563,432

Income from operations	1,502,413	1,668,039
Other income (expense):
Interest expense	(4,508,795)	(4,535,248)
Interest income and other, net	30,741	26,780
Interest rate derivative	(413,039)	—
Gain (loss) on disposal of assets	43,704	(41,958)

	(4,847,389)	(4,550,426)

Extraordinary item:
Loss on extinguishment of debt, net	—	(2,092,944)

Net Loss	$(3,344,976)	$(4,975,331)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,

	2001	2000

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,827,952)	$(10,791,799)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	15,370,850	14,782,302
Cumulative effect of change in accounting principle	(689,000)	—
Interest rate derivative	2,785,568	—
Amortization of loan costs	503,987	650,194
Loss on extinguishment of debt	—	2,092,944
(Gain) loss on disposal of assets	(28,320)	94,425
(Increase) decrease in operating assets:
Accounts receivable	18,994	114,254
Prepaid expenses	(193,119)	(380,908)
Due from affiliates	(127,300)	(164,342)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,943,563	2,348,561
Due to affiliates	720,859	254,764
Converter deposits	23,987	11,703
Subscriber prepayments	63,666	(69,173)

Net cash from operating activities	9,565,783	8,942,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems	—	(3,100,000)
Investment in cable television properties	(9,604,380)	(6,819,460)
Proceeds from disposal of assets	210,888	35,250
Franchise fees and other intangibles	(96,494)	(77,027)

Net cash used in investing activities	(9,489,986)	(9,961,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,000,000	81,790,000
Principal payments on borrowings, net	—	(77,955,106)
Loan fees and other costs incurred	(44,021)	(2,053,001)

Net cash provided by financing activities	2,955,979	1,781,893

INCREASE IN CASH	3,031,776	763,581

CASH, beginning of period	2,551,425	1,366,050

CASH, end of period	$5,583,201	$2,129,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,716,151	$9,406,959

Cash paid during the period for state income taxes	$13,051	$25,136

On September 30, 2001 the Company acquired a cable system serving the areas in and around Highlands, North Carolina from an affiliated limited partnership. The system was acquired at an adjusted purchase price of approximately $4.45 million and was financed with a note due to a related party of approximately $3.7 million and an equity contribution from the Company’s parent of $750,000. The note was paid in October of 2001. As of September 30, 2001, the cable system served approximately 3,226 basic subscribers.

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001
(Unaudited)

(1)  BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position at September 30, 2001, its statements of operations for the nine and three months ended September 30, 2001 and 2000 and its statement of cash flows for the nine months ended September 30, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  NORTHLAND CABLE NEWS:

Northland Cable News, Inc. (“NCN”), a wholly owned subsidiary of the Company, develops and distributes local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company’s affiliates. The Company’s payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of September 30, 2001, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

	Three month period ended Sept 30,		Nine month period ended Sept 30,

	2001	2000	2001	2000

INCOME STATEMENT INFORMATION:
Revenues from affiliates	$0	$194,057	$0	$602,295
Less: intercompany revenue	0	(90,026)	0	(288,322)

Total revenues	0	104,031	0	313,973
Operating expenses	226	161,061	2,877	490,939
Other, net	0	6,016	0	19,940

Net loss	$(226)	$(63,046)	$(2,877)	$(196,906)

	Sept 30,	December 31,
	2001	2000

BALANCE SHEET INFORMATION:
Current assets	$2,152,470	$2,229,287
Less: intercompany elimination	(1,971,763)	(2,018,237)

Total Assets	$180,707	$211,050

Current and total liabilities	$0	$70,188

(3)  ACQUISITION

On September 30, 2001 the Company acquired a cable system serving the areas in and around Highlands, North Carolina from an affiliated limited partnership. The system was acquired at a purchase price of approximately $4.45 million and was financed with a note due to the related party of approximately $3.7 million and an equity contribution from the Company's parent of $750,000. The note was paid in October of 2001. As of September 30, 2001, the cable system served approximately 3,226 basic subscribers.

Pro forma operating results of the Company for the three and nine months ending September 30, 2001 and 2000, assuming the acquisition the Highlands System as of the beginning of 2000, are as follows:

	Three Month Period Ended Sept 30,		Nine Month Period Ended Sept 30,

	2000	2001	2000	2001

Service revenues	$15,600,000	$15,800,000	$46,200,000	$47,400,000

Net loss	$(4,900,000)	$(3,300,000)	$(10,600,000)	$(10,800,000)

(4)  SUBSEQUENT EVENT

On October 25, 2001 the Company entered into an agreement to sell certain cable operations representing approximately 5% of its subscriber base to an unaffiliated third party. The sales price of the system is $19,680,000. Substantially all of the proceeds from the sale will be utilized to reduce amounts outstanding under the Senior Credit Facility. The sale is expected to close by the end of 2001.

(5)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives, $689,000 in income related to the cumulative effect of a change in accounting principle, and other expense of $2,785,568 due to the change in value during the nine months ended September 30, 2001. Each quarter the change in the market value of the Company’s derivatives will be recorded as other income or expense.

Statement of Financial Accounting Standards (SFAS) No. 141 — In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The authorization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for fiscal 2003. The company has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Implementation of Statement No. 144, which is effective for fiscal 2002, is not expected to have a material impact on the company's financial position, results of operations or cash flows.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

As of September 30, 2001 the Company’s cable systems served approximately 118,813 basic subscribers, 48,045 premium subscribers, 7,681 digital subscribers and passed an estimated 201,000 homes.

Revenues increased approximately $1.2 million or 3% from $45.2 million to $46.4 million for the nine months ended September 30, 2001. Of these revenues, approximately $31.5 million (68%) was derived from basic services, $3.3 million (7%) from premium services, $6.4 million (14%) from expanded basic services, $908,000 (2%) from service maintenance contracts, $2.0 million (4%) from advertising and $2.3 million (5%) from other sources. The operations of NCN were completely discontinued during the first quarter of 2001. Taking this into account, revenues for the nine months ended September 30, 2001 would have increased approximately $1.5 million over the same period in 2000. The increase in revenues is primarily attributable to rate increases implemented during the first quarter of 2001 as well as increased revenue from higher penetration of new product tiers. Average monthly revenue per average basic subscriber increased $2.63 or 7%, from $39.94 to $42.57 for the nine months ended September 30, 2001.

Cable system operation expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $800,000 or 5% from $15.5 million to $16.3 million for the nine months ended September 30, 2001. Taking into consideration the discontinuation of NCN operations, operating expense for the nine months ended September 30, 2001 would have increased approximately $1.3 million or 9% over the same period in 2000. This increase is primarily attributable to: (i) increases in salary and benefit expenses due to annual cost of living adjustments, (ii) increased programming costs resulting from rate increases by certain programming vendors as well as the launch of new programming services in various systems.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, decreased approximately $500,000 or 6% from $7.9 million to $7.4 million for the nine months ended September 30, 2001. The decrease is primarily attributable to reductions in administrative service expenses offset by increases in administrative salaries and revenue based expenditures such as franchise fees.

The increase in management fees for the nine months ended September 30, 2001 as compared to the same period in the previous year, are directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $600,000 or 4% from $14.8 million to $15.4 million for the nine months ended September 30, 2001. Such increase is attributable to depreciation on recent equipment purchases related to plant and equipment upgrades. Increases in depreciation expense are offset by certain assets becoming fully depreciated.

Interest expense increased approximately $400,000 or 3%, from $13.4 million to $13.8 million for the nine months ended September 30, 2001. Average outstanding indebtedness increased $7.3 million from $176.7 million to $184 million for the nine months ended September 30, 2000 and 2001, respectively. The Company’s effective interest rate decreased from 10.12% in 2000 to 9.99% in 2001.

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives, $689,000 in income related to the cumulative effect of a change in accounting principle, and other expense of $2,785,568 due to the change in value during the nine months ended September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues increased approximately $200,000 or 1.3%, from $15.2 million to $15.4 million for the three months ended September 30, 2001. The operations of NCN were completely discontinued during the first quarter of 2001. Taking this into account, revenues for the three months ended September 30, 2001 would have increased approximately $330,000 or 2.2% over the same period in 2000. Of these revenues, approximately $10.3 million (67%) was derived from basic services, $1.1 million (7.1%) from premium services, $2.1 million (13.7%) from expanded basic services, $287,000 (1.9%) from service maintenance contracts, $693,000 (4.5%) from advertising, and $873,000 (5.8%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company’s systems and (ii) revenue from higher penetration of new product tiers. Average monthly revenue per average basic subscriber increased $2.93 or 7.2%, from $40.52 to $43.45 for the three months ended September 30, 2001.

Cable system operation expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $200,000 or 3.8%, from $5.3 million to $5.5 million for the three months ended September 30, 2001. Taking into account the discontinuation of NCN operations in the first quarter of 2001, operating expenses would have increased approximately $362,000 or 7.1% over third quarter 2000 results. This increase is primarily attributable to: (i) annual cost of living wage and benefit increases; and (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, remained consistent with the same period in 2000. Increases in bad debt expense and certain revenue based expenses such as franchise fees and copyright fees were offset by reductions in administrative service expenses.

Management fees increased approximately $12,000 or 1.6%, from approximately $761,000 to $773,000 for the three months ended September 30, 2001. This increase is directly attributable to the aforementioned revenue increases. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses increased approximately $200,000 or 4.0%, from $5.0 million to $5.2 million for the three months ended September 30, 2001. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant and equipment, offset by assets becoming fully depreciated.

Interest expense remained consistent with the same period in 2000. Average outstanding indebtedness increased $7.8 million from $177.7 million to $185.5 million for the three months ended September 30, 2000 and 2001, respectively. The Company’s effective interest rate decreased from 10.21% in 2000 to 9.72% in 2001.

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives and other expense of approximately $413,000 due to the change in value during the third quarter of 2001.

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

Net cash provided by operating activities was $9.6 million for the nine months ended September 30, 2001. Adjustments to the $10.8 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $15.9 million of depreciation and amortization, $2.1 million relating to interest rate derivatives and increases in operating liabilities of approximately $2.7 million.

Net cash used in investing activities was $9.5 million for the nine months ended September 30, 2001, and substantially consisted of $9.6 million in capital expenditures.

Net cash provided by financing activities was approximately $3.0 million for the nine months ended September 30, 2001. The Company had $3.0 million in borrowings of long term debt to finance planned capital expenditures.

Earnings before charges for interest, taxes, depreciation and amortization (“EBITDA”) increased approximately $800,000 or 4.1%, from $19.5 million to $20.3 million for the nine months ended September 30, 2001. Had the operation of NCN been discontinued in the first quarter of 2000, EBITDA would have increased approximately $600,000 or 3.1%, from $19.7 million to $20.3 million for the nine months ended September 30, 2001. EBITDA as a percentage of revenues (“EBITDA Margin”) increased from 43.1% to 43.8% for the nine months ended September 30, 2001. Assuming NCN operations were discontinued in the first quarter of 2000, EBITDA as a percentage of revenue would have remained consistent with the same period in 2000. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company’s operating performance.

Net cash provided by operating activities was $8.9 million for the nine months ended September 30, 2000. Adjustments to the $10.8 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $15.4 million of depreciation and amortization, $2.1 million loss on refinance of notes payable and increases in operating liabilities of $2.5 million.

Net cash used in investing activities was $10 million for the nine months ended September 30, 2000, and consisted of $3.1 million used in the acquisition of the Kingston System and approximately $6.8 million in capital expenditures.

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

On August 14, 2000, the Company refinanced its existing senior bank indebtedness The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The revised Senior Credit Facility establishes a $35 million 364-day revolving credit loan. At the end of the 364-day period, the revolver converts to a term loan due on June 30, 2007. The other two components consist of a seven-year revolving term loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 9.508% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on June 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of September 30, 2001, $9,460,000 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro Forma Debt Service ratio not less than 1.25 to 1.0 and a Leverage Ratio of no greater than 6.75 to 1.0, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of September 30, 2001, the Company was in compliance with the terms of the loan agreements.

At September 30, 2001, the outstanding balance under the Senior Credit Facility was $85.5 million. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $20 million fixed at 9.54% under the terms of an interest rate swap agreement with the Company’s lender expiring August 20, 2002, $20 million fixed at 9.62% under the terms of an interest rate swap agreement with the Company’s lender expiring August 17, 2002, $42.5 million fixed at 7.92% under the terms of an interest rate swap agreement with the Company’s lender expiring February 2, 2002; and $3 million fixed at a LIBOR based rate of 6.31% expiring November 19, 2001. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company’s overall leverage fluctuates.

CAPITAL EXPENDITURES

For the nine months ended September 30, 2001, the Company incurred capital expenditures of approximately $9.6 million. Capital expenditures included: (i) new product digital launches, (ii) expansion and improvements of cable properties; (iii) additions to plant and equipment; and (iv) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $1.9 million in capital expenditures for the remainder of 2001. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product digital launches, extensions of distribution facilities to add new subscribers and general maintenance.

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

ACQUISITION

On September 28, 2001 the Company acquired a cable system serving the areas in and around Highlands, North Carolina from an affiliated limited partnership. The system was acquired at an adjusted purchase price of approximately $4.45 million and was financed with a note due to a related party of approximately $3.7 million and an equity contribution from the Company's parent of $750,000. The note was paid in October of 2001. As of September 30, 2001, the cable system served approximately 3,226 basic subscribers.

Pro forma operating results of the Company for the three and nine months ended September 30, 2001 and 2000, assuming the acquisition of the Highlands System of 2000, are disclosed in Note (3) to the financial statements.

SUBSEQUENT EVENT

On October 25, 2001 the Company entered into an agreement to sell certain cable operations representing approximately 5% of its subscriber base to an unaffiliated third party. The sales price of the system is $19,680,000. Substantially all of the proceeds from the sale will be utilized to reduce amounts outstanding under the Senior Credit Facility. The sale is expected to close by the end of 2001.

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

               None

ITEM 3 Defaults upon senior securities

               None

ITEM 4 Submission of matters to a vote of security holders

               None

ITEM 5 Other information

               None

ITEM 6 Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Northland Cable Television, Inc. and Subsidiary

SIGNATURES	CAPACITIES	DATE

/s/ Richard I. Clark Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	November 9, 2001

/s/ Gary S. Jones Gary S. Jones	President