Form 10-K
period 2001-12-31
NORTHLAND CABLE TELEVISION INC
filed 2002-04-01
CIK 1051920

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

                   For the fiscal year ended DECEMBER 31, 2001
                                             -----------------

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from _______to________

                        Commission file number 333-43157
                                               ---------

                        NORTHLAND CABLE TELEVISION, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        STATE OF WASHINGTON                                      91-1311836
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                            AND SUBSIDIARY GUARANTOR:

                           NORTHLAND CABLE NEWS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                       STATE OF WASHINGTON                       91-1638891
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      3600 WASHINGTON MUTUAL TOWER
  --------------------------------------
  1201 THIRD AVENUE, SEATTLE, WASHINGTON                            98101
  --------------------------------------                          ---------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:       (206) 621-1351
                                                   -----------------------------

Securities registered pursuant to including Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

                                 Yes [X] No [_]
                       DOCUMENTS INCORPORATED BY REFERENCE
                      (Partially Incorporated into Part IV)

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

                                     PART I

ITEM 1. BUSINESS

      Northland Cable Television, Inc. (the "Company"), a Washington Corporation, was formed in October 1985 and owns and operates 36 cable television systems serving small cities, towns, and rural communities in California, Georgia, South Carolina, North Carolina, Texas and Washington (collectively the "Systems"). The Company is a wholly owned subsidiary of Northland Telecommunications Corporation ("NTC") which, together with the Company and its other affiliates, has specialized in providing cable television and related services in non-urban markets since 1981. Other subsidiaries of NTC include:

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

                  NORTHLAND CABLE VENTURES LLC ("NCV") - formed in June 1998 and principally involved in the direct ownership of local cable television systems. NCV's minority member is an LLC principally owned executives of the Company.

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

      Since closing its initial acquisition in 1986, the Company has continued to target, negotiate and complete acquisitions of cable systems and integrate the operation of such systems. The Company has increased its basic and premium subscribers through strategic acquisitions, selective system upgrades and extensions of its cable systems. As of December 31, 2001, the total number of basic subscribers served by the Systems was 113,938, and the Company's penetration rate (basic subscribers as a percentage of homes passed) was approximately 59%.

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

      THE SYSTEMS

      The Company's systems are divided into four geographical regions. Unless otherwise indicated, all operating statistical data set forth in the following table and the region-by-region description of the Systems which follows are as of December 31, 2001.

                                                                                                             AVERAGE
                                                                                                             MONTHLY
                                                               PERCENT OF                                    REVENUE
                                    BASIC                         BASIC        PREMIUM                         PER          EBITDA
                       HOMES     SUBSCRIBERS       BASIC       SUBSCRIBERS     SERVICE        PREMIUM          BASIC        MARGIN
     REGION          PASSED(1)       (2)        PENETRATION        (3)         UNITS(4)     PENETRATION      SUBSCRIBER       (5)
     ------          ---------   -----------    -----------    -----------     --------   ---------------  --------------  ---------
So.Carolina/No.
Carolina/Georgia.     99,030        60,519          61.1%          53.1%        27,842          46.0%          $ 44.69        44.1%
Washington......      25,775        16,341          63.4%          14.3%         4,940          30.2%          $ 42.16        41.9%
Texas...........      47,950        25,641          53.5%          22.5%         9,281          36.2%          $ 41.12        43.8%
California......      19,090        11,437          59.9%          10.0%         5,457          47.7%          $ 39.46        40.3%
                     -------       -------          ----          -----         ------          ----           -------        ----
Total Systems...     191,845       113,938          59.4%         100.0%        47,520          41.7%          $ 42.92        43.3%

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

      The South Carolina/North Carolina/Georgia Region. The South Carolina/North Carolina/Georgia Region consists of eight headends serving 60,519 subscribers. Four headends, located in Aiken, Greenwood and Clemson, South Carolina and Statesboro, Georgia, serve 55,795 subscribers or 92.2% of the total subscribers in the region. The region is currently operated from five primary local offices located in Aiken, Greenwood, Clemson, Statesboro and Highlands, North Carolina.

      Clemson, South Carolina. The Clemson area systems serve 14,095 subscribers from two headends. The Clemson system, which is home to Clemson University, is the largest system, serving 13,866 subscribers. Approximately 98.4% of the subscribers are served by plant with 450 MHz or better channel capacity. The Company is culminating an intensive five-year capital plan for the Clemson area systems which includes the installation of a fiber optic backbone designed to ultimately support a 750 MHz capacity. The Company began offering digital television service in the Clemson system during 2000. Additionally, the Clemson area systems have a strong advertising sales effort, and their principal office and headend sites are owned by the Company.

      Aiken, South Carolina. The Aiken area systems serve 18,418 subscribers from three headends. The Aiken headend serves 89.5% of the subscribers, has a 550 MHz channel capacity and is addressable. The Company began offering digital television service in the Aiken system during 2001. The Aiken area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, textiles, industrial robotics, gardening seeds and prefabricated homes. The largest employer in the Aiken area is the Westinghouse Savannah River Company. The office and two of the headend sites are owned by the Company.

      Greenwood, South Carolina. The Greenwood system serves 16,844 subscribers from a single headend and has a minimum of 450 MHz channel capacity. The Company began the upgrade of the Greenwood system to 550 MHz channel capacity in 2000, with approximately 64% of the subscribers being served by plant with 550 MHz channel capacity by year-end 2001. Although this system employed fiber optic technology, the Company has constructed an expansion of the fiber optic backbone designed to support 860 MHz capacity. Additionally, a fiber optic backbone interconnect was constructed to the Saluda and Edgefield systems for future system upgrade and connection. The Company began offering digital television service in the Greenwood system during 2001. The Greenwood area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, photo film textiles, industrial robotics, gardening seeds and prefabricated homes. The Company owns its office and headend site.

      Statesboro, Georgia. The Statesboro system serves 8,594 subscribers from a single headend with approximately 95% of the subscribers served by 450 MHz channel capacity. Continued construction of a fiber backbone with ability to deliver 860 MHz of bandwidth is underway. The Company began offering digital television service in the Statesboro system during 2000. The Statesboro system has a strong advertising sales effort and its office and headend site are owned by the Company. Statesboro is home to Georgia Southern University.

      Highlands, North Carolina. The Highlands system serves 2,568 subscribers from a single headend with approximately 85% of the subscribers served by 330 MHz channel capacity and 15% served by 450 MHz capacity. Highlands is located on a plateau of the Blue Ridge Mountains where Georgia, North Carolina and South Carolina meet. The Highlands area has long been a vacation destination for affluent families from many Southern cities. The area is encircled by 200,000 acres of the End National Forest. One of the main attractions of Highlands is the area's exclusive golf clubs. The system experiences seasonality in its subscriber base, the area's low season (winter) and high season (summer) fluctuate by approximately 700 basic subscribers.

      The Washington Region. The Washington Region serves 16,341 subscribers from four headends and is operated from two offices located in Port Angeles and Moses Lake, Washington. The two largest headends serve 12,380 subscribers, or 75.8% of the Company's total subscribers in the region.

      Port Angeles, Washington. The Port Angeles system serves 6,014 subscribers from one headend. The system utilizes a fiber optic backbone designed to support a 750 MHz capacity with 65% of the subscribers served by at least 330 MHz capacity plant and 35% served by 550 MHz capacity plant. An ongoing upgrade of the Port Angeles system to 550 MHz channel capacity began in late 2001. The Company began offering digital television service in the Port Angeles system during 2000. Port Angeles is located near the Olympic National Park and is the county seat for Clallam County. The system's office and headend sites are owned by the Company.

      Moses Lake, Washington. The Moses Lake area systems serve 10,328 subscribers from three headends. The Moses Lake headend serves 61.6% of the subscribers and was recently upgraded to 450 MHz channel capacity which included the expansion of the fiber optic backbone designed to support a 750 MHz capacity. The Company began offering digital television service in the Moses Lake system during 1999. The office, three headend sites and a microwave site are owned by the Company. The three headends are interconnected via microwave for the delivery of certain off-air broadcast signals imported from the Seattle and Spokane, Washington markets and TVW which is a state version of C-SPAN. Each system maintains a separate headend facility for reception and distribution of satellite signals. An upgrade of the Othello system to 450 MHz was recently completed. The Ephrata system is currently being to be upgraded to 550 MHz capacity with completion projected by early 2003.

      The Texas Region. The Texas Region is characterized by smaller systems, with 17 headends serving 25,641 subscribers. Eight headends currently serve 82.9% of the subscribers. Additionally, the Company's management structure allows it to achieve operating efficiencies, as only five local offices are required to service the region.

      Stephenville, Texas. The Stephenville area systems serve 5,778 subscribers from a cluster of four headends. Stephenville is home to Tarleton State College, an affiliate of Texas A&M University. All of the subscribers are currently served by plant with 400 MHz or better channel capacity. The Company began offering digital television service in the Stephenville system during 2001. The office and three of the headend sites are owned by the Company.

      Mexia, Texas. The Mexia area systems serve 7,850 subscribers from a cluster of seven headends, with the two largest headends, Mexia and Fairfield/Teague, serving 71.5% of the subscribers. Approximately 87.7% of subscribers currently are serviced by plant with 400 MHz capacity, with the Mexia headend utilizing a fiber optic backbone. The Company began offering digital television service in the Mexia system during 2001. The Mexia area has a diversified economy with Nucor Steel, Inc. as a major employer.

      Marble Falls, Texas. The Marble Falls area systems serve 7,258 subscribers from a cluster of three headends. In June 2000 the Company completed a fiber optic interconnect of the Burnet system to the Marble Falls system, thereby eliminating an additional headend. With the completion of the Burnet interconnect, approximately 80.1% of the subscribers in the area are served from a single headend. The combination office and headend site in Marble Falls is owned by the Company. Over the next two to four years the remaining systems in the Marble Falls area are scheduled to be upgraded to 400 MHz or 550 MHz capacity. The Company began offering digital television service in the Marble Falls system during 2001. The Marble Falls region is a popular outdoor recreation and retirement area for families from nearby Austin and San Antonio.

      The remaining three headends in the Texas region serve 4,755 subscribers, with all of the subscribers served by plant with 400 MHz capacity or better.

      The California Region. The California Region serves 11,437 subscribers from seven headends, which are operated from three offices located in Yreka, Oakhurst and Mount Shasta, California. Three headends serve 9,956 subscribers or 87.1% of the total subscribers in the region.

      Oakhurst, California. The Oakhurst, California area is one of the entrances to Yosemite National Park. The Oakhurst area systems serve 4,154 subscribers from a cluster of five headends. The Oakhurst headend serves 64.4% of the subscribers in the area. An upgrade of the Oakhurst system to 450 MHz capacity with approximately 90.0% of the system's subscribers served was recently completed. The Company began offering digital television service in the Oakhurst system during 2001. The current upgrade plan includes the construction of a fiber optic backbone, with the interconnect and subsequent elimination of one headend.

      Yreka, California. The Yreka, California system, located near Mt. Shasta National Park, serves 2,970 subscribers from a single headend. Yreka is the county seat of Siskiyou County. The Yreka system currently has a plant capacity of 50% 450 MHz, 25% 400 MHz and 25% 330 MHz. An ongoing upgrade of the system to 450 MHz capacity is in process with completion projected by year-end 2003. The Company began offering digital television service in the Yreka system during 2001. The Yreka office and headend sites are owned by the Company.

      Mount Shasta, California. The Mount Shasta, California system, serves 4,313 subscribers from a primary headend and is located in close proximity to the Company's Yreka system. The system sits at the base of 14,162 foot Mt. Shasta, which attracts tourists year round with skiing, hiking and golf courses nearby. The communities of Mount Shasta, Dunsmuir and Weed are connected by fiber optic backbone and the community of McCloud is connected via AML microwave. Portions of the system serving approximately 85% of the subscribers are currently at 330 MHz capacity with the remaining 15% at 550 MHz. The completion of an upgrade to 550 MHz is planned. The Company began offering digital television service in the Mount Shasta system in 2000. The Mount Shasta area has a strong economic base. Forestry, forest services and tourism are the major industries.

      As of December 31, 2001, the Company had approximately 179 full-time employees and 10 part-time employees. Nine of the Company's employees at its Moses Lake, Washington system are represented by a labor union. The Company considers its relations with its employees to be good.

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

BROADCAST TELEVISION

      Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on the viewer's television without charge using an "off-air" antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC will provide incumbent broadcast licensees with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

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

DIRECT BROADCAST SATELLITE SERVICE

      High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 17 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 200 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The availability of DBS equipment at reasonable prices (often free with promotions), and the relative attractiveness of the programming options offered by the cable television industry and direct broadcast satellite competitors will impact the ability of providers of DBS service to compete successfully with the cable television industry. Recently, the two leading DBS providers announced their intent to merge into one DBS provider, which, according to the companies' FCC filings, would enable the merged company to offer services such as local broadcast programming in all U.S. markets and high-speed Internet access nationwide; if this merger is approved by both the FCC and Department of Justice, DBS may become a stronger competitor to the cable television industry.

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

CABLE RATE REGULATION

      The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace, although this may change in light of emerging DBS competition.

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

      As of December 31, 2001, approximately 10% of the Company's local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

      The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of packaged, non-"premium", programming services typically containing satellite-delivered programming. The FCC's authority, however, with respect to smaller operators like the Company ended in 1996.

      Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Company's systems are eligible for these simplified cost-of-service rules (two pursuant to waivers granted by the FCC), and have calculated rates generally in accordance with those rules. To the extent the Company's systems remain rate regulated on the basic service tier, this regulatory option affords the Company significant regulatory options.

      The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in October 2002.

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

CABLE ENTRY INTO TELECOMMUNICATIONS

      The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant.

INTERNET SERVICE

      There is at present no significant federal regulation of cable system delivery of Internet services. So far, cable operators are experiencing many victories where regulation is attempted. For example, many local franchising authorities were unsuccessful in their attempts to impose mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon upheld the legal ability of local franchising authority to impose these types of conditions, but such ruling was reversed by the Ninth Circuit Court of Appeals. Additionally, In March 2002, the FCC adopted a Declaratory Ruling, concluding that cable modem service is properly classified as an interstate information service and is therefore subject to FCC jurisdiction. For now, this leaves cable modem service exempt from open access requirements. However, the FCC simultaneously adopted a Notice of Proposed Rulemaking to determine whether, in light of marketplace developments, it is necessary or appropriate at this time to require access over cable systems by multiple Internet service providers, and whether (and to what extent) cable modem service should be regulated by state and local franchising authorities. Any increased regulation could burden the capacity of cable systems and complicate any plans the Company may have or develop for providing Internet service.

      Many utilities were unsuccessful in attempting to impose unduly burdensome pole attachment rental fees for cable operator's provision of Internet access services when the U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the "Pole Attachment Act"). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S. ___ (January 16, 2002). The U.S. Supreme Court reversed the Eleventh Circuit's decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act's rate formula and other regulatory protections to cable television systems' attachments over which commingled cable television and cable modem services are provided.

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

      Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on entities pursuing open video system operation.

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

ADDITIONAL OWNERSHIP RESTRICTIONS

      The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. However, in February 2002, the U.S. Court of Appeals for the D.C. Circuit found such local cross-ownership rule to be unlawful and vacated such rule. The 1996 Telecommunications Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television and multichannel multipoint distribution service facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate satellite master antenna television systems within their franchise area, provided that their operation is consistent with local cable franchise requirements.

      Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Although the 1992 Cable Act also precluded any cable operator from serving more than 30% of all U.S. domestic cable subscribers, this provision was stayed pending further judicial review and FCC rulemaking. In May 2000, the U.S. Court of Appeals for the D.C. Circuit struck down both of these provisions. The FCC is now considering whether it can fashion new such laws to withstand judicial review.

MUST CARRY/RETRANSMISSION CONSENT

      The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a "must carry" status or a "retransmission consent" status; the next such three-year period commencing January 1, 2003 and ending December 31, 2005. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on the Company's business.

      To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although these provisions may affect the operations of the Company in the future, depending on factors as market conditions, the implementation of digital broadcasts, channel capacity and similar matters when these arrangements are renegotiated.

      The burden associated with must carry may increase substantially if broadcasters proceed with conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The FCC initially ruled against the imposition of dual digital and analog "must carry" rules, but is conducting a further factual inquiry into whether such rules should be promulgated.

ACCESS CHANNELS

      Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited.

ACCESS TO PROGRAMMING

      To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition is scheduled to sunset in October 2002, subject to FCC review. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on the Company, but would limit potential competitive advantages the Company enjoys.

INSIDE WIRING; SUBSCRIBER ACCESS

      In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This ruling by the FCC may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

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

      Cable operators distribute locally originated programming and advertising that use music controlled by major music performing rights organizations, such as Broadcast Music, Inc. (BMI). The cable industry has had a long series of negotiations and adjudications with certain of such organizations. The Company recently entered into an agreement with BMI setting forth, among other things, an agreed upon rate through 2004. Although we cannot predict the ultimate outcome of other industry proceedings or the amount of any license fees the Company may be required to pay for past and future use of association-controlled music, we do not believe these license fees will be significant to the Company's business and operations.

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

      The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

ITEM 2. PROPERTIES

      The Company's cable television systems are located in and around Stephenville, Marble Falls, Crockett, Mexia and Navasota, Texas; Moses Lake and Port Angeles, Washington; Clemson, Aiken and Greenwood, South Carolina; Highlands, North Carolina; Statesboro, Georgia; and Yreka, Mount Shasta and Oakhurst, California.

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

      (b) The Company has one common equity holder as of December 31, 2001.

      (c) During 2001, the Company did not pay cash dividends and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------
                                      2001            2000            1999            1998            1997
                                  ------------    ------------    ------------    ------------    ------------
         SUMMARY OF OPERATIONS:

       Revenue                    $ 62,067,659    $ 60,507,984    $ 58,848,415    $ 56,002,667    $ 39,517,808

       Operating income              6,141,037       6,376,758       6,561,172       4,655,761       4,588,563

       Net loss                     (1,596,718)    (14,268,443)    (11,776,281)     (7,758,291)     (5,550,635)


                                                                  DECEMBER 31,
                                  ----------------------------------------------------------------------------
                                      2001            2000            1999            1998            1997
                                  ------------    ------------    ------------    ------------    ------------
         BALANCE SHEET DATA:

       Total assets               $125,926,192    $135,997,674    $141,985,167    $156,586,254    $ 92,421,978

       Notes payable               171,031,182     182,540,000     175,090,000     177,340,000     107,962,513

       Total liabilities           182,748,508     192,022,121     183,741,171     186,565,977     114,643,410

       Shareholder's  deficit      (56,822,316)    (56,024,447)    (41,756,004)    (29,979,723)

      Increases in 1998 Selected Financial Data were primarily attributable to the January 1998 acquisition of cable television systems serving approximately 35,700 basic subscribers in portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina.

                                                               QUARTERS ENDED
                      -------------------------------------------------------------------------------------------------
                        DECEMBER        SEPTEMBER        JUNE 30,         MARCH 31,      DECEMBER 31,     SEPTEMBER 30,
                        31, 2001        30, 2001           2001             2001             2000              2000
                      -------------   -------------    -------------    -------------    -------------    -------------
Revenue               $  15,683,176   $  15,454,301    $  15,524,527    $  15,405,655    $  15,280,646    $  15,231,471
Operating income          1,206,240       1,502,413        1,710,917        1,721,467        1,667,157        1,668,039
Gain (loss) on sale
of assets                12,731,008          43,704          (12,194)          (3,189)        (443,263)         (94,425)
Net income (loss)     $   9,294,234   $  (3,344,976)   $  (3,108,921)   $  (4,437,055)   $  (3,476,943)   $  (4,975,331)
Investment in
 cable television
 properties           $ 118,921,405   $ 127,818,946    $ 126,589,660    $ 128,447,399    $ 129,527,197    $ 131,909,666

                        JUNE 30,         MARCH 31,
                           2000             2000
                      -------------    -------------
Revenue               $  15,155,858    $  14,840,009
Operating income          1,635,233        1,406,329
Gain (loss) on sale
of assets                   (57,834)           5,366
Net income (loss)     $  (2,856,204)   $  (2,959,965)
Investment in
 cable television
 properties           $ 134,727,459    $ 136,665,399

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company has three critical accounting policies, which have been chosen among alternatives that require a more significant amount of management judgment than other accounting policies the Company employs. They are described below.

REVENUE RECOGNITION

Cable television service revenue, including service maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $2,744,460, $2,770,571 and $2,425,747 in 2001,
2000 and 1999, respectively.

ALLOCATION OF COST OF PURCHASED CABLE TELEVISION SYSTEMS

The Company allocated the total contract purchase price of cable television systems acquired as follows: first, to the estimated fair value of net tangible assets acquired; then, to noncompetition agreements, franchise agreements and other intangibles; then the excess is allocated to goodwill.

CAPITALIZATION OF OPERATING COSTS

The Company capitalizes certain operating and administrative costs to the systems. These costs consist primarily of salaries, travel and other operating and administrative costs, and are allocated based on management's estimate of time spent related to ongoing capital projects.

RESULTS OF OPERATIONS

2001 AND 2000

      Basic subscribers decreased 10,356 or 8.3%, from 124,294 at December 31, 2000 to 113,938 at December 31, 2001. On a pro forma basis, excluding the effects of system sales and acquisitions, basic subscribers decreased 4.8%, from 119,721 at December 31, 2000 to 113,938 at December 31, 2001.

      Revenues increased $1.6 million or 2.6%, from $60.5 million to $62.1 million in 2001. Average monthly revenue per basic subscriber increased $2.64 or 6.6%, from $40.28 to $42.92 for the year ended December 31, 2001. Such increase was attributable to: (i) rate increases implemented in a majority of the Company's systems during the year; (ii) revenue from the increase in penetration of new product tiers; and (iii) the Highlands, North Carolina acquisition which accounted for approximately $321,000 of the 2001 revenue increase. On a pro forma basis, adjusting for the acquisition of the Highlands, NC System and the disposition of the Bainbridge, WA system: (i) revenues would have increased $1.1 million or 1.9%, from $58.5 million to $59.6 million; and (ii) revenue per average basic subscriber would have increased $2.65 or 6.6%, from $39.94 to $42.59.

      Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $1.1 million or 5.2%, from $21.0 million to $22.1 million for the year ended December 31, 2001. Operating expenses as a percentage of revenues increased from 34.7% to 35.6% for the year ended December 31, 2001. Such increase is primarily attributable to: (i) annual wage and benefit increases;
(ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems; and (iii) expenses associated with the Highlands system acquisition. On a pro forma basis, operating expenses would have increased $1.0 million or 5.0%, from $20.1 million to $21.1 million and operating expenses as a percentage of revenue would have increased from 34.4% to 35.4%.

      General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage and marketing expenses and franchise fees decreased approximately $300,000 or 2.9%, from $10.3 million to $10.0 million for the year ended December 31, 2001. The results are due to decreases in expenses associated with accounting, legal and administrative services off-set by increased expenses associated with the Highlands system acquisition. On a pro forma basis, general and administrative expenses would have decreased $400,000 or 4.0%, from $10 million to $9.6 million.

      Management fees increased $100,000 or 3.3%, from $3.0 million to $3.1 million for the year ended December 31, 2001. Such increase was directly attributable to the revenue increases discussed above. Management fees are calculated at 5.0% of gross revenues.

      Depreciation and amortization expense increased approximately $900,000 or 4.5%, from $19.8 million to $20.7 million for the year ended December 31, 2001. Such increase is attributable to depreciation of recent equipment purchases in upgrading plant and equipment.

      Interest expense increased approximately $100,000 or .5%, from $18.4 million to $18.5 million for the year ended December 31, 2001. The Company's weighted average outstanding indebtedness increased from approximately $178.9 million in 2000 to $184.6 million in 2001. In addition, the Company's weighted average interest rate decreased from approximately 9.93% in 2000 to 9.49% in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

      The cable television business generally requires substantial capital for the construction, expansion, improvement and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations and borrowings under the revolving credit and term loan facility provided by a group of banks. For the years ended December 31, 1999 and 2000 and 2001, the Company's net cash provided from operations was $8.1 million, $8.8 million, $10.1 million, respectively, all of which were sufficient to meet the Company's debt service obligations and capital expenditure requirements for the respective periods, excluding acquisitions. Acquisitions of cable television systems during these periods primarily were financed through bank borrowings. The Company's debt service obligations for the year ended December 31, 2002 are expected to be $15.9 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2002. The Company's debt service obligations for the year ended December 31, 2003 are anticipated to be $18.9 million. The Company believes that cash flow from operations will be adequate to meet the Company's long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

      Net cash provided by operating activities was $10.1 million for the year ended December 31, 2001. Adjustments to the $1.6 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $21.4 million of depreciation and amortization, off-set by the $12.8 million gain on disposal of assets primarily due to the disposition of the Bainbridge, Washington system and other changes in operating balance sheet accounts.

      Net cash provided in investing activities was $1.6 million for the year ended December 31, 2001, and consisted primarily of $13.1 million in capital expenditures and $3.9 million for the Highlands, North Carolina acquisition off-set by $18.6 in proceeds primarily from the Bainbridge, Washington disposition.

      Net cash used in financing activities was $11.6 million for the year ended December 31, 2001. The Company had $6.8 million in additions to long-term debt and made $18.3 million of principal payments on notes payable.

      EBITDA increased approximately $700,000 or 2.7%, from $26.2 million to $26.9 million for the year ended December 31, 2001. EBITDA margin was 43.3% for the year ended December 31, 2001, remaining consistent with the prior year. The aforementioned increases in revenues were off-set by increased operating expenses resulting from rate increases by certain programming vendors and the launch of new programming services. On a pro forma basis, adjusting for the 2001 acquisition of the Highlands system and disposition of the Bainbridge system, EBITDA would have increased approximately $400,000 or 1.6% from $25.5 million to $25.9 million and EBITDA margin would have decreased from 43.6% to 43.5% for the year ended December 31, 2001.

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

      EBITDA increased approximately $300,000 or 1.2%, from $25.9 million to $26.2 million for the year ended December 31, 2000. EBITDA margin decreased from 44.0% to 43.3% for the year ended December 31, 2000. These changes were attributable primarily to the aforementioned increases in revenues. On a pro forma basis, adjusting for the 2000 acquisition of the Kingston system, EBITDA would have increased approximately $200,000 or less than 1% from $26.1 million to $26.3 million and EBITDA margin would have decreased from 43.9% to 43.3% for the year ended December 31, 2000.

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

      In November 1997, the Company issued $100 million of 10 -1/4% senior subordinated notes due November 15, 2007. Proceeds from the offering were utilized to pay transaction costs and reduce amounts outstanding under the Company's Senior Credit Facility by $95 million. The indenture pursuant to which the notes were issued will, among other things, limit the ability of the

Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) make certain restricted payments as defined in the indenture; (iii) grant liens on assets; (iv) merge, consolidate or transfer substantially all of their assets; (v) enter into transactions with certain related parties; (vi) make certain payments affecting subsidiaries; (vii) sell assets; and (viii) issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a debt to cash ratio of 6.50 to 1. As of December 31, 2001, the Company was in compliance with the terms of the Notes.

      On August 14, 2000, the Company refinanced its existing senior bank indebtedness (the "Revised Senior Credit Facility"). The Revised Senior Credit Facility establishes a 364-day revolving credit loan with a term-out option in the aggregate principal amount of $35 million, a seven-year revolving credit loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. During 2001 the Company reduced the amount of unborrowed commitments under the Revised Senior Credit Facility. At December 31, 2001 approximately $54 million was outstanding under term loans, approximately $17 million was outstanding under the revolving credit loan and $5.7 million was unborrowed. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company.

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

      The Revised Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Annualized Operating Cash Flow (as defined) to interest expense) of at least 1.4 to 1.0 initially, increasing over time to 2.0 to 1.0; (B) a fixed charge coverage ratio (the rate of the Company's Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.0 commencing January 1, 2003; (C) a pro forma debt service ratio (the ratio of the Company's current Operating Cash Flow (as defined) to the Company's debt service obligations for the following twelve months) of 1.25 to 1.0; and (D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than
6.75 to 1.0 initially, 6.50 at December 31, 2001, decreasing over time to 4.5 to
1.0. The Company expects that cash provided from operations will be sufficient to cover its future debt service obligations and debt covenant requirements.

      At December 31, 2001, the outstanding balance under the Revised Senior Credit Facility was $71,031,182. As of the date of this filing, interest rates on the Revised Senior Credit Facility were as follows: $20,000,000 fixed at 9.54% under the terms of an interest rate swap agreement with the Company's lender expiring August 20, 2002; $27,000,000 fixed at 5.918% under the terms of an interest rate swap with the Company's lender expiring February 20, 2003; $5,868,387 fixed at 9.62% under the terms of an interest rate swap with the Company's lender expiring August 17, 2002; $16,970,000 at a LIBOR based rate of 4.66% expiring on May 20, 2002; $700,000 at a LIBOR based rate of 4.66% expiring on March 28, 2002; $400,000 at a LIBOR based rate of 4.40% expiring on April 19, 2002; $70,000 at a LIBOR based rate of 4.41% expiring on April 22, 2002. The balance of $22,795 bears interest at the prime rate plus 1.75% (currently 6.50%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company's overall leverage fluctuates.

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

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of the hedged assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

      The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair value to settle the agreements and a corresponding charge in its statements of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company is subject to market risks arising from changes in interest rates. The Company's primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Company's debt facilities. As of the date of this filing, the Company had entered into three interest rate swap agreements for $20,000,000, $20,000,000, and $27,000,000 of these borrowings to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Had the Company not entered into these fixed rate agreements, the potential loss over one year that would result from a hypothetical instantaneous and unfavorable change of 100 basis points in the interest rate of the Company's variable rate obligations would be approximately $670,000.

      The Company does not use financial statements for trading or other speculative purposes.

      In addition to working capital needs for ongoing operations, the Company has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes our contractual obligations as of December 31, 2001 and the anticipated effect of these obligations on our liquidity in future years:

                                                                         Expected Maturity Date
                                        ----------   ----------   ----------   ----------   ----------   -----------   -----------
                                           2002         2003         2004         2005         2006      Thereafter       Total
                                        ----------   ----------   ----------   ----------   ----------   -----------   -----------
Term Loan
Debt Maturity                                    0    3,500,000   10,500,000   14,000,000   22,819,784   120,211,398   171,031,182
Interest Payments                       16,230,859   16,064,784   15,400,484   14,237,959   12,490,860     5,704,031    80,128,977
Current Weighted Average Interest Rate        9.49%        9.49%        9.49%        9.49%        9.49%         9.49%         9.49%
Minimum Operating Lease Payments            86,705       72,653       70,241       55,069       53,667        93,312       431,647
Total Contractual Cash Obligations (a)  16,317,564   19,637,437   25,970,725   28,293,028   35,364,311   126,008,741   251,591,806

(a) These contractual obligations do not include our accounts payable and accrued liabilities (other than environmental liabilities) which we expect to be paid in 2002, nor do they include other long-term liabilities which we generally expect to be settled over the next several years.

CAPITAL EXPENDITURES

      For the year ended December 31, 2001, the Company had capital expenditures of approximately $13.1 million excluding acquisitions. Capital expenditures included: (i) expansion and improvements of cable properties including new product digital launches; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities, and (v) vehicle replacements.

The Company plans to invest approximately $9.0 million in capital expenditures for 2002. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, new product digital launches, extensions of distribution facilities to add new subscribers, vehicle replacements and general maintenance. It is expected that cash flows from operations will be sufficient to fund planned capital expenditures.

TRANSACTIONS WITH RELATED PARTIES

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

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, revised the allocation used to determine the amount of operating costs charged to the Company. Management believes that the methods used to allocate services to the Company are reasonable. Amounts charged for these services were $310,931, $1,258,412 and $2,121,890 for 2001, 2000 and 1999, respectively.

NCSC was formed to provide billing system support to cable systems owned and managed by NCC and NTC. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. CAC assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2001, 2000, and 1999, the Company paid $781,497, $788,795, and $729,526 for these services. Of this amount $222,846 and $143,901 were capitalized in 2001 and 2000, respectively, related to the build-out and upgrade of cable systems.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative and programming expenses. The Company paid $90,098, $84,526 and $43,805, net, under the terms of these agreements during 2001, 2000 and 1999, respectively.

CERTAIN BUSINESS RELATIONSHIPS

John E. Iverson, a Director and Assistant Secretary of the Company, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Company and its affiliates.

ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS

      On March 31, 2000, The Company acquired the operating assets and franchise rights to cable systems serving approximately 1,600 basic subscribers in the communities of Kingston and Hansville, Washington, located in Kitsap County, from North Star Cable, Inc.. The systems were acquired at a purchase price of $3,100,000 adjusted at closing for proration of certain revenues and expenses. Of the total purchase price, North Star Cable, Inc. received approximately $3,100,000 on March 31, 2000. The acquisition was financed through borrowings under the Senior Credit Facility.

      On September 18, 2001, The Company sold its cable system serving the areas in and around McCormick, South Carolina, to Quarterlane Farms, LLC. The net proceeds from the sale of the system were approximately $160,000. The McCormick system served approximately 440 basic subscribers.

      On September 28, 2001, The Company acquired the cable system serving the areas in and around Highlands, North Carolina, approximately 3,200 basic subscribers, from an affiliated limited partnership managed by NCC. The system was acquired at a purchase price of $4,600,000 and was financed with approximately $3,800,000 of cash on hand and an equity contribution from the Company's parent of approximately $800,000.

      On December 21, 2001, The Company sold its cable systems serving the areas of Bainbridge Island, Kingston and Hansville Washington, which represented approximately 6,450 basic subscribers, to TCI Cable Partners of St. Louis, L.P.. The systems were sold at a purchase price of approximately $19,800,000. The Company recognized a gain of approximately $12,700,000 related to the transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The audited financial statements of the Company for the years ended December 31, 2001, 2000 and 1999 are included as a part of this filing (see Item 14(a)(1) below).

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

      NAME                        AGE                         POSITION
      ----                        ---                         --------
John S. Whetzell............      60     Director, Chairman of the Board and Chief Executive Officer
Richard I. Clark............      44     Director,  Executive Vice  President,  Treasurer and Assistant
                                         Secretary
Gary S. Jones...............      44     President
Richard J. Dyste............      56     Senior Vice President, Technical Services
R. Gregory Ferrer...........      46     Vice President and Assistant Treasurer
H. Lee Johnson..............      58     Divisional Vice President
John E. Iverson.............      65     Director and Secretary
Matthew J. Cryan............      37     Vice President, Budgets and Planning
Laura N. Williams...........      35     Vice President, Senior Counsel
Rick J. McElwee.............      40     Vice President, Controller

      JOHN S. WHETZELL (AGE 60). Mr. Whetzell is the founder of Northland Communications Corporation, Its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 27 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

      JOHN E. IVERSON (AGE 65). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 38 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

      RICHARD I. CLARK (AGE 44). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Executive Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 23 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

      GARY S. JONES (AGE 44). Mr. Jones is President of Northland
Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 as Controller and had previously served as Vice President and chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for

Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

      RICHARD J. DYSTE (AGE 56). Mr. Dyste has served as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

      H. LEE JOHNSON (AGE 58). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 33 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

      R. GREGORY FERRER (AGE 46). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland's property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

      MATTHEW J. CRYAN (AGE 37). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

      LAURA N. WILLIAMS (age 35). Ms Williams is Vice President and Senior Counsel for Northland and has served in this role since August 2000. Prior to this time, she served as Associate Counsel for each of the Northland entities from August 1995. She is a member of the Washington State Bar Association, American Bar Association and Women in Telecommunications. Ms. Williams received her Bachelor of Science in Business Administration with a major in finance and an MBA degree from California State University, Long Beach, and has a Juris Doctor degree from Seattle University School of Law.

      RICK J. MCELWEE (AGE 40). Mr McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n' Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2001 is as follows:

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

                                                                NUMBER OF               PERCENTAGE OF
                                                           SHARES BENEFICIALLY      SHARES BENEFICIALLY
BENEFICIAL OWNER                                                  OWNED                     OWNED
                                                                ---------                 ---------
John S. Whetzell ........................................       1,013,624                      22.6%
Adele P. Butler .........................................         530,000                      11.8%
Pamela B. McCabe ........................................         510,144                      11.4%
Robert M. Arnold ........................................         384,000                       8.6%
Richard I. Clark ........................................         312,995                       7.0%
Robert A. Mandich .......................................         278,400                       6.2%
James E. Hanlon .........................................          61,322                       1.4%
Gary S. Jones ...........................................          52,797                       1.2%
John E. Iverson .........................................          50,000                       1.1%
Richard J. Dyste ........................................          47,748                       1.1%
H. Lee Johnson ..........................................          23,731                         *
R. Gregory Ferrer .......................................          11,079                         *
Matthew J. Cryan ........................................           5,391                         *
Laura N. Williams .......................................           5,000                         *
Rick J. McElwee .........................................           4,000                         *
All executive officers and directors as a group
(ten persons) ...........................................       1,526,365                      34.0%

---------
*     Represents less than 1% of the shares beneficially owned.

      (b) CHANGES IN CONTROL. NTC has pledged the stock of the Company as collateral pursuant to the terms of the Company's Revised Senior Credit Facility.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

      The Company is part of an affiliated group of corporations and limited partnerships controlled, directly or indirectly, by NTC (the "NTC Affiliates"). NTC, in turn, is owned by the individuals and in the percentages set forth in the table above. In addition to the Company, NTC has three other direct, wholly owned subsidiaries: Northland Communications Corporation ("NCC"); Northland Cable Services Corporation ("NCSC"); and Northland Media, Inc. ("NMI"). In turn, NCC is the sole shareholder of Northland Cable Properties, Inc. ("NCPI") and is the managing general partner of Northland Cable Properties Seven Limited Partnership ("NCP-7") and Northland Cable Properties Eight Limited Partnership ("NCP-8"). NCC is also the managing member of Northland Cable Networks, LLC ("NCN LLC"). In addition, NCPI is the majority member and manager of Northland Cable

Ventures, LLC ("NCV"), NCSC is the sole shareholder of Cable Ad-Concepts, Inc. ("CAC") and NMI is the sole shareholder of Statesboro Media, Inc. and Corsicana Media, Inc. Each of the Company's directors is also a director of NTC and each of its wholly-owned direct subsidiaries and certain other NTC Affiliates and the Company's officers are also officers of certain of the NTC Affiliates.

MANAGEMENT AGREEMENT WITH NTC

      NTC currently supervises all aspects of the business and operations of the Company pursuant to an Operating Management Agreement between the Company and NTC dated August 23, 1994 (the "Management Agreement"). The Management Agreement continues in effect until terminated by either party on 30-days' written notice.

      The Management Agreement provides that NTC shall render or cause to be rendered supervisory services to the Company, including, among other things supervising and monitoring: (i) the affairs, management and operations of the Company and its systems; (ii) the accounting and other financial books and records of the Company and its systems; (iii) the hiring, training and supervision of the Company's employees; and (iv) the Company's fulfillment of its contractual obligations in connection with its systems. In return for its management services, NTC receives a management fee, payable monthly, equal to 5.0% of the Company's gross revenues (the "Management Fee"). For the years ended December 31, 1999, 2000 and 2001, the Company paid a Management Fee of $2.9 million, $3.0 million and $3.1 million, respectively.

      In addition to the Management Fee, the Management Agreement provides that NTC is entitled to reimbursement from the Company for various expenses incurred by NTC or the NTC Affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. These expenses are generally allocated among the Company and other managed affiliates based upon relative subscriber counts and revenues. NTC historically has assigned its right to reimbursement from the Company to its direct subsidiary, NCC, and expects to continue to do so in the future. For the years ended December 31, 1999, 2000 and 2001, the Company reimbursed Northland Communications Corporation approximately $2.1 million, $1.3 million and $300,000, respectively, for such expenses.

ARRANGEMENTS BETWEEN NORTHLAND CABLE NEWS, INC. AND AFFILIATES

      Pursuant to an arrangement commenced in July 1994, Northland Cable News, Inc. receives monthly program license fees from the Company as well as NCP-7, NCPI and NCV as payment for Northland Cable News programming provided to such affiliates. The aggregate amount of such fees is based upon costs incurred in providing such programming, and is allocated among the Participating Affiliates based upon relative subscriber counts. Total license fees received from affiliates for the years ended December 31, 1999 and 2000, were $631,865 and $363,475, respectively. As of January 2001 the Company ceased operations of NCN.

ARRANGEMENTS WITH NORTHLAND CABLE SERVICES CORPORATION AND CABLE AD-CONCEPTS,
INC.

      Northland Cable Services Corporation ("NCSC") is a wholly owned direct subsidiary of NTC fromed to provide billing system support to cable systems owned and managed by NCC and NTC. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad-Concepts, Inc. (`CAC") assists in the development of local advertising as well as billing for video commercial advertisements to be telecast on Northland affiliated cable systems. For the years ended December 31, 1999, 2000 and 2001, the Company paid $729,526 $788,795 and $781,497, for these services. Of this amount $143,901 and $222,846 were capitalized in 2000 and 2001, respectively, related to the build-out and upgrade of cable systems.

OPERATING AGREEMENTS WITH AFFILIATES

      The Company has operating management agreements with affiliated entities pursuant to which, in certain instances, the Company serves as the local managing agent for certain systems and, in other instances, an affiliate serves as the local managing agent for certain of the Company's systems. In addition, the Company and its affiliates render miscellaneous services to one another on a cost-of-service basis. For the years ended December 31, 1999, 2000 and 2001, the Company paid affiliates an aggregate of $43,805, $84,526 and $90,098, respectively, for performing such services for affiliates.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                                         SEQUENTIALLY
                                                                                                           NUMBERED
                                                                                                             PAGE
   (1)   FINANCIAL STATEMENTS:

           Report of Independent Public Accountants................................................          ____

           Consolidated Balance Sheets--December 31, 2001 And 2000.................................          ____

           Consolidated Statements of Operations for the years
           ended December 31, 2001, 2000 and 1999..................................................          ____

           Consolidated Statements of Changes in Shareholder's Capital (Deficit) for
           the years ended December 31, 2001, 2000 and 1999........................................          ____

           Consolidated Statements of Cash Flows for the years
           ended December 31, 2001, 2000 and 1999..................................................          ____

           Notes to Financial Statements--December 31, 2001........................................          ____

      (2) EXHIBITS:

      10.1  Amended and Restated Credit Agreement between Northland Cable
            Television, Inc. and First National Bank of Chicago as agent dated
            November 12, 1997.(1)

      10.2  Representation of Arthur Anderson, LLP dated April 1, 2002.

------------

(1) Incorporated by reference from the Company's Form S-4 Registration statement declared effective February 17, 1998.

      (b) REPORTS ON FORM 8-K. No Company reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NORTHLAND CABLE TELEVISION, INC.


                               By  /s/ John S. Whetzell
                                 -----------------------------------------
                                 John S. Whetzell, Chief Executive Officer

Date: 4/1/02

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

          SIGNATURES                            CAPACITIES                               DATE
          ----------                            ----------                               ----
/s/    John S. Whetzell         Director, Chairman of the Board and                     4/1/02
----------------------------    Chief Executive Officer
       John S. Whetzell

/s/    Richard I. Clark         Director, Executive Vice President, Treasurer           4/1/02
----------------------------    and Assistant Secretary
       Richard I. Clark

/s/      Gary S. Jones          President                                               4/1/02
----------------------------
         Gary S. Jones

/s/     John E. Iverson         Director and Secretary                                  4/1/02
----------------------------
        John E. Iverson

                                 EXHIBITS INDEX


                                                                                    SEQUENTIALLY
  EXHIBIT                                                                             NUMBERED
  NUMBER                 DESCRIPTION                                                    PAGE
   10.2               Representation Letter                                               1

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland
   Telecommunications Corporation)

Consolidated Financial Statements
As of December 31, 2001 and 2000
Together with Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of
Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheets of Northland Cable Television, Inc. (a Washington corporation and a wholly owned subsidiary of Northland Telecommunications Corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholder's deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Television, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 7 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for interest rate swap agreements.


                                /s/ ARTHUR ANDERSEN LLP

Seattle, Washington
March 1, 2002

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Balance Sheets - December 31, 2001 and 2000

                                     ASSETS

                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                       2001                2000
                                                                                   -------------       -------------
CURRENT ASSETS:
   Cash                                                                            $   2,724,099       $   2,551,425
   Due from affiliates                                                                   295,650           1,160,446
   Accounts receivable                                                                 3,437,560           2,187,586
   Prepaid expenses                                                                      547,480             571,020
                                                                                   -------------       -------------
                  Total current assets                                                 7,004,789           6,470,477
                                                                                   -------------       -------------

INVESTMENT IN CABLE TELEVISION PROPERTIES:
   Property and equipment, at cost                                                   110,755,761         104,448,059
   Less -- Accumulated depreciation                                                  (53,518,610)        (48,315,474)
                                                                                   -------------       -------------
                                                                                      57,237,151          56,132,585
   Franchise agreements (net of accumulated amortization of $47,705,273 and
     $40,107,541, respectively)                                                       53,229,933          63,283,045
   Goodwill (net of accumulated amortization of $2,407,104 and $2,393,494,
     respectively)                                                                     3,937,329           4,530,939
   Loan fees (net of accumulated amortization of $1,970,213 and $1,296,338,
     respectively)                                                                     3,861,735           4,491,590
   Other intangible assets (net of accumulated amortization of $3,976,683 and
     $3,410,126, respectively)                                                           655,257           1,089,038
                                                                                   -------------       -------------
                                                                                     118,921,405         129,527,197
                                                                                   -------------       -------------
                  Total assets                                                     $ 125,926,194       $ 135,997,674
                                                                                   =============       =============

                                                                     (Continued)

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Balance Sheets - December 31, 2001 and 2000 (Continued)

                     LIABILITIES AND SHAREHOLDER'S DEFICIT


                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                       2001                2000
                                                                                   -------------       -------------
CURRENT LIABILITIES:
   Accounts payable                                                                $   1,103,869       $     754,908
   Subscriber prepayments                                                              1,898,112           1,549,945
   Accrued expenses                                                                    6,395,484           6,951,496
   Converter deposits                                                                    157,534             122,674
   Due to affiliates                                                                     242,741             103,098
                                                                                   -------------       -------------
                  Total current liabilities                                            9,797,740           9,482,121

INTEREST RATE DERIVATIVE                                                               1,919,587                  --

NOTES PAYABLE                                                                        171,031,182         182,540,000
                                                                                   -------------       -------------
                  Total liabilities                                                  182,748,509         192,022,121
                                                                                   -------------       -------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDER'S DEFICIT:
   Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000
     shares issued and outstanding) and additional paid-in capital                    12,359,377          11,560,527
   Accumulated deficit                                                               (69,181,692)        (67,584,974)
                                                                                   -------------       -------------
                  Total shareholder's deficit                                        (56,822,315)        (56,024,447)
                                                                                   -------------       -------------
                  Total liabilities and shareholder's deficit                      $ 125,926,194       $ 135,997,674
                                                                                   =============       =============

The accompanying notes are an integral part of these consolidated balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

                                                                                2001               2000               1999
                                                                            ------------       ------------       ------------
REVENUES:
   Service revenues                                                         $ 62,067,659       $ 60,144,509       $ 58,216,550
   Programming and production revenues from affiliates                                --            363,475            631,865
                                                                            ------------       ------------       ------------
                  Total revenues                                              62,067,659         60,507,984         58,848,415
                                                                            ------------       ------------       ------------
OPERATING EXPENSES:
   Cable system operations (including $221,840, $305,673 and $236,867,
     net, paid to affiliates)                                                 22,119,572         20,950,091         19,326,047
   General and administrative (including $737,840, $1,682,160 and
     $2,584,442, net, paid to affiliates)                                      9,966,491         10,348,509         10,724,647
   Management fees paid to parent                                              3,103,383          3,002,889          2,896,228
   Depreciation and amortization                                              20,737,176         19,829,737         19,340,321
                                                                            ------------       ------------       ------------
                  Total operating expenses                                    55,926,622         54,131,226         52,287,243
                                                                            ------------       ------------       ------------
                  Income from operations                                       6,141,037          6,376,758          6,561,172

OTHER INCOME (EXPENSE):
   Interest expense and amortization of loan fees                            (18,522,714)       (18,364,730)       (17,842,346)
   Interest rate derivative                                                   (2,608,587)                --                 --
   Gain (loss) on sale                                                        12,759,329           (590,156)          (671,398)
   Other, net (Note 8)                                                           (54,783)           402,628            176,291
                                                                            ------------       ------------       ------------
Net loss before cumulative effect of change in accounting principle
   and extraordinary item                                                     (2,285,718)       (12,175,500)       (11,776,281)

Cumulative effect of change in accounting principle                              689,000                 --                 --
                                                                            ------------       ------------       ------------

Net loss before extraordinary item                                            (1,596,718)       (12,175,500)       (11,776,281)

EXTRAORDINARY ITEM:
   Loss on extinguishment of debt                                                     --         (2,092,943)                --
                                                                            ------------       ------------       ------------
NET LOSS                                                                    $ (1,596,718)      $(14,268,443)      $(11,776,281)
                                                                            ============       ============       ============

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Changes in Shareholder's Deficit
For the Years Ended December 31, 2001, 2000 and 1999

                                                       Common Stock and
                                                          Additional
                                                        Paid-In Capital
                                                ------------      ------------      Accumulated
                                                   Shares            Amount           Deficit              Total
                                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1998                            10,000      $ 11,560,527      $(41,540,250)      $(29,979,723)

   Net loss                                               --                --       (11,776,281)       (11,776,281)
                                                ------------      ------------      ------------       ------------
BALANCE, December 31, 1999                            10,000        11,560,527       (53,316,531)       (41,756,004)

   Net loss                                               --                --       (14,268,443)       (14,268,443)
                                                ------------      ------------      ------------       ------------
BALANCE, December 31, 2000                            10,000        11,560,527       (67,584,974)       (56,024,447)

   Equity contribution in-kind from Parent                --           798,850                --            798,850

   Net loss                                               --                --        (1,596,718)        (1,596,718)
                                                ------------      ------------      ------------       ------------
BALANCE, December 31, 2001                            10,000      $ 12,359,377      $(69,181,692)      $(56,822,315)
                                                ============      ============      ============       ============

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

                                                                                2001               2000               1999
                                                                            ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $ (1,596,718)      $(14,268,443)      $(11,776,281)
   Adjustments to reconcile net loss to net cash provided by operating activities-
       Depreciation and amortization                                          20,737,176         19,829,737         19,340,321
       Amortization of loan costs                                                673,875            818,867            914,554
       Loss on extinguishment of debt                                                 --          2,092,943                 --
       (Gain) loss on disposal of assets                                     (12,759,329)           590,156            671,398
       Change in accounting principle                                           (689,000)                --                 --
       Interest rate derivative                                                2,608,587                 --                 --
       Changes in certain assets and liabilities, net of acquisition
         Due to/from affiliates                                                1,053,288           (978,229)          (218,909)
         Accounts receivable                                                     (19,146)            38,671           (189,897)
         Prepaid expenses                                                         31,593            (56,137)          (229,292)
         Accounts payable                                                        412,588           (171,026)          (152,830)
         Subscriber prepayments                                                  159,036           (280,286)           (13,739)
         Other current liabilities, net                                         (532,603)           922,304           (210,664)
                                                                            ------------       ------------       ------------
                  Net cash provided by operating activities                   10,079,347          8,538,557          8,134,661
                                                                            ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of cable systems                                               (3,855,373)        (3,100,000)                --
   Investment in property and equipment                                      (13,103,679)        (9,816,559)        (7,061,920)
   Proceeds from disposition of cable systems                                 18,526,332                 --                 --
   Insurance proceeds and other                                                   78,885             98,007             26,235
   Franchise fees and other intangibles                                               --           (138,426)          (133,898)
                                                                            ------------       ------------       ------------
                  Net cash provided by (used in) investing activities          1,646,165        (12,956,978)        (7,169,583)
                                                                            ------------       ------------       ------------

                                                                     (Continued)

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999 (Continued)


                                                                                2001               2000               1999
                                                                           ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                             $  6,800,000       $ 85,640,000       $         --
   Principal payments on notes payable, net                                 (18,308,818)       (77,955,103)        (2,250,000)
   Loan fees                                                                    (44,020)        (2,081,101)          (100,000)
                                                                           ------------       ------------       ------------
                  Net cash (used in) provided by financing activities       (11,552,838)         5,603,796         (2,350,000)
                                                                           ------------       ------------       ------------
INCREASE (DECREASE) IN CASH                                                     172,674          1,185,375         (1,384,922)

CASH, beginning of year                                                       2,551,425          1,366,050          2,750,972
                                                                           ------------       ------------       ------------
CASH, end of year                                                          $  2,724,099       $  2,551,425       $  1,366,050
                                                                           ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                $ 17,678,819       $ 16,515,395       $ 16,901,071
                                                                           ============       ============       ============
     Cash paid for state income taxes                                      $      3,192       $     25,136       $     28,746
                                                                           ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

In association with the acquisition of the cable television systems, the Company assumed certain working capital balances related to the accounts receivable, prepaid expenses, accrued liabilities, deposits, and subscriber prepayments. The Company also received an in-kind distribution from its parent in the amount of $798,850.

A hold back note of approximately $1,000,000 will be held in escrow until June of 2002 related to the sale of the Bainbridge Island system.

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements
For the year ended December 31, 2001

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

FORMATION AND BUSINESS

Northland Cable Television, Inc. (NCTV), a Washington corporation, was formed to own and operate cable television systems. As of December 31, 2001, NCTV had 91 nonexclusive franchises to operate cable television systems. These franchises expire at various dates through 2022.

Northland Cable News, Inc. (NCN), a Washington corporation, which was formed to develop and distribute programming to certain of the Company's affiliated entities, is a wholly owned subsidiary of NCTV. NCN ceased its operations as of January 1, 2001. NCTV and NCN are collectively referred to as the Company.

The Company is subject to certain risks as a cable television operator. These include competition from alternative technologies (e.g., satellite), requirements to renew its franchises, availability of capital and note payable covenants.

RELATED COMPANIES

The Company and its affiliates, Northland Communications Corporation and subsidiary (NCC); Northland Cable Services Corporation and subsidiary (NCSC); and Northland Media, Inc. and subsidiaries (NMI) are wholly owned subsidiaries of Northland Telecommunications Corporation (NTC or Parent). NCC is the managing general partner of two limited partnerships, and is the managing member of Northland Cable Networks, LLC (the LLC), all of which own and operate cable television systems. Additionally, NCC owns and operates cable systems through its wholly owned subsidiary, Northland Cable Properties, Inc. (NCPI). Northland Cable Ventures, LLC, is a majority-owned subsidiary of NCPI which was formed to own and operate cable television systems. NCSC is the parent company of Cable Ad-Concepts, Inc. (CAC). NCSC provides billing services and technical support to cable systems owned by the limited partnerships and the LLC, which are managed by NCC, and wholly owned systems of the Company and NCC. CAC develops and produces video commercial advertisements to be cablecast on Northland affiliated cable systems. NMI was formed as a holding company to own and operate AM radio stations.

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

Amounts paid to NTC, which maintains the fund for the Company and its affiliates, are expensed as incurred and are included in the consolidated statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Company records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For the years ended December 31, 2001, 2000 and 1999, the Company was charged $18,728, $76,244 and $76,338, respectively, by the fund. As of December 31, 2001, the fund had a balance of $614,057.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Buildings                                           20 years
     Distribution plant                                  10 years
     Other equipment and leasehold improvements          1-20 years

The Company periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2001, there has been no indication of such impairment.

INTANGIBLE ASSETS

Costs assigned to franchise agreements, loan fees and other intangibles are being amortized using the straight-line method. Loan fees are deferred and amortized on a straight line basis, which approximates the effective interest rate method, over the life of the loan. Useful lives for these intangible assets are as follows (current weighted average useful life of 11.38 years):

    Franchise agreements (current weighted average useful life of
    10.01 years)                                                       9-20
    years Other intangible assets (current weighted average useful
    life of  7.17 years)                                               5-10
    years Goodwill                                                     40 years

The Company recorded amortization expense of $11,136,346, $11,170,890 and $11,152,280, in 2001, 2000 and 1999, respectively. Amortization expense for each of the next five years is expected to be approximately as follows:

          2002                                 $   11,400,000
          2003                                     11,000,000
          2004                                     10,700,000
          2005                                      9,200,000
          2006                                      8,200,000
                                               --------------
                                               $   50,500,000
                                               ==============

REVENUE RECOGNITION

Cable television service revenue including service and maintenance is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $2,744,460, $2,770,571 and $2,425,747, respectively, in 2001, 2000 and 1999. License fee revenue is recognized in the period service is provided.

DERIVATIVES

The Company has only limited involvement with derivative instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount.

The Company is exposed to credit related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Company currently deals only with its bank. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Company's case, are interest rates.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of the hedged assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Company has recorded any change in the fair value of these agreements in its statements of operations and the corresponding asset/liability on the balance sheet.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141 and 142 - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 141 is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill, approximately $170,000 a year. The Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The net book value of the goodwill remaining at December 31, 2001 was $3,937,329.

The cable television industry is assessing whether franchises qualify as indefinite useful life assets. In addition, the Emerging Issues Task Force is currently assessing the appropriate methodologies to measure the impairment of indefinite life assets.

Statement of Financial Accounting Standards No. 143 - In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Company beginning January 1, 2003. The Company has not yet estimated the impact of implementation of SFAS No. 143 on its financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 144 - In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. Implementation of Statement No. 144, which is effective January 1, 2002, is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

3. TRANSACTIONS WITH RELATED PARTIES

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

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, revised the allocation used to determine the amount of operating costs charged to the Company. Management believes that the methods used to allocate services to the Company are reasonable. Amounts charged for these services were $310,931, $1,258,412 and $2,121,890 for 2001, 2000 and 1999, respectively.

NCSC was formed to provide billing system support to cable systems owned and managed by NCC and NTC. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. CAC assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2001, 2000, and 1999, the Company paid $781,497, $788,795, and $729,526 for these services. Of this amount $222,846 and $143,901 were capitalized in 2001 and 2000, respectively, related to the build-out and upgrade of cable systems.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative and programming expenses. The Company paid $90,098, $84,526 and $43,805, net, under the terms of these agreements during 2001, 2000 and 1999, respectively.

4. NORTHLAND CABLE NEWS

As discussed in Note 1, NCN was formed to develop and distribute local news, sports and information programming to NCTV and certain of the Company's affiliates. The Company's payment obligations under the $100 million of senior notes discussed in Note 7 are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of December 31, 2001 NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Management ceased the operations of NCN on January 1, 2001, and does not believe that this has a material effect on the Company's financial position, results of operations or financing agreements. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

                                                      For the Years Ended
                                                         December 31,
                                                --------------------------------
                                                        2000               1999
                                                ------------       ------------
INCOME STATEMENT INFORMATION:
   Revenues from affiliates                     $    737,898       $  1,352,276
   Less: intercompany revenue                       (374,423)          (720,411)
                                                ------------       ------------
                  Total revenues                     363,475            631,865

   Operating expenses                               (650,004)        (1,008,165)
   Other, net                                        (19,923)           (19,265)
                                                ------------       ------------
                  Net loss                      $   (306,452)      $   (395,565)
                                                ============       ============

                                                                    December 31,
                                                                    -----------
                                                                        2000
                                                                    -----------
BALANCE SHEET INFORMATION:
   Current assets                                                   $ 2,229,287
   Less: intercompany elimination                                    (2,018,237)
                                                                    -----------
                  Total assets                                      $   211,050
                                                                    ===========
                  Total liabilities                                 $    70,188
                                                                    ===========

5. PROPERTY AND EQUIPMENT

                                                       December 31,
                                            -----------------------------------
                                                 2001                  2000
                                            -------------         -------------
Land and buildings                          $   2,470,446         $   2,343,644
Distribution plant                            102,032,363            95,874,216
Other equipment                                 5,692,587             5,340,707
Leasehold improvements                             32,033                32,033
Construction in progress                          528,332               857,459
                                            -------------         -------------
                                              110,755,761           104,448,059

Less - accumulated depreciation               (53,518,610)          (48,315,474)
                                            -------------         -------------
                                            $  57,237,151         $  56,132,585
                                            =============         =============

6. ACCRUED EXPENSES

                                                          December 31,
                                                 -------------------------------
                                                    2001                 2000
                                                 ----------           ----------
Programmer license fees                          $1,708,679           $1,852,847
Franchise fees                                    1,189,739            1,177,191
Interest                                          2,008,405            2,178,426
Taxes                                               759,822              991,858
Other                                               728,839              751,174
                                                 ----------           ----------
                                                 $6,395,484           $6,951,496
                                                 ==========           ==========

7. NOTES PAYABLE

                                                          December 31,
                                                --------------------------------
                                                    2001                2000
                                                ------------        ------------
Senior subordinated notes                       $100,000,000        $100,000,000

Revised senior credit facility                    71,031,182          82,540,000
                                                ------------        ------------
                                                $171,031,182        $182,540,000
                                                ============        ============

REVOLVING CREDIT AND TERM LOAN

On August 14, 2000, the Company refinanced its existing senior bank indebtedness resulting in the a charge to expense of approximately $2,350,000 in loan fees. This amount was offset by a gain of approximately $250,000 on the termination of certain interest rate swap agreements. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The Revised Senior Credit Facility established a $35 million 364-day revolving credit loan. In August 2001, the revolver converted to a term loan due on June 30, 2007. The other two components consisted originally of a seven-year revolving credit loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. The allowable borrowings on the $40 million revolver were reduced by approximately $17,300,000 during 2001. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 8.43% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on June 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of December 31, 2001, $5,660,000 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, as defined in the credit agreement, including a Pro Forma Debt Service ratio not less than 1.25 to 1 and a Leverage Ratio of no greater than 6.50 to 1, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of December 31, 2001, the Company was in compliance with the terms of the loan agreement.

SENIOR SUBORDINATED NOTES

In 1997, the Company issued $100,000,000 in principal amount of 10.25% Senior Subordinated Notes (the Notes) due November 15, 2007. The estimated fair value of the $100,000,000 Notes at December 31, 2001, was approximately $77,000,000, based on available market information.

The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2002 at the following prices (expressed as percentages of principal amount) if redeemed during the 12-month period beginning on November 15 of the years dated below, in each case together with interest accrued to the redemption date:

                         Year                    Percentage
        -------------------------------------    ----------
        2002                                      105.125%
        2003                                      103.417%
        2004                                      101.708%
        2005 and thereafter                       100.000%

The indenture pursuant to which the Notes were issued, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock; make certain restricted payments; grant liens on assets; merge, consolidate or transfer substantially all of their assets; enter into certain transactions with related persons; make certain payments affecting subsidiaries; sell assets; and issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants, as defined in the indenture, which require the maintenance of certain ratios, including a Debt to Cash Flow ratio of 6.50 to 1, among other restrictions. The Company submits quarterly debt compliance reports to a trustee. As of December 31, 2001, the Company was in compliance with the terms of the Notes.

In the event of a change of control of the Company as defined in the indenture, holders of the Notes will have the right to require the Company to make an offer to repurchase such Notes, in whole or in part, at a price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of repurchase.

PRINCIPAL PAYMENTS

Annual maturities of notes payable after December 31, 2001 based on amounts outstanding at December 31, 2001 are as follows:

        2002                                         $          --
        2003                                             3,500,000
        2004                                            10,500,000
        2005                                            14,000,000
        2006                                            22,819,784
        Thereafter                                     120,211,398
                                                     -------------
                                                     $ 171,031,182
                                                     =============

INTEREST RATE SWAP AGREEMENTS

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without exchange of underlying principal amounts. At December 31, 2001, the Company had outstanding three interest rate swap agreements with its banks, having a notional principal amount of $82,540,000. These agreements effectively change the Company's interest rate exposure to fixed rate of 5.97% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 2001 was 2.75%).

           Maturity Date             Fixed Rate         Notional Amount
         -----------------           ----------         ---------------
        February 20, 2002               5.17%             $42,540,000
        August 19, 2002                 6.87%             $20,000,000
        August 20, 2002                 6.79%             $20,000,000

The Company has also entered into a forward swap of $27,000,000, which will become effective on February 20, 2002. The swap has a fixed rate of 3.17%, and matures February 20, 2003.

The Company has elected not to designate its derivatives as hedges under SFAS
133. Accordingly, upon adoption on January 1, 2002, the Company recorded an asset equal to the fair market value of its derivatives, $689,000 in income related to the cumulative effect of a change in accounting principle. Each quarter the change in the fair market value of the Company's derivative instruments have been recorded as interest rate derivative. At December 31, 2001, the Company would have paid approximately $1,920,000 to settle these agreements based on fair value estimates received.

8. OTHER, NET

Other, net included as a component of other (expense) income in the consolidated statements of operations consists of:

                                         For the Year Ended December 31,
                                  ---------------------------------------------
                                     2001              2000              1999
                                  ---------          --------         ---------
Interest income                   $ 122,705          $192,870         $ 205,038

Other                              (177,488)          209,758           (28,747)
                                  ---------          --------         ---------
                                  $ (54,783)         $402,628         $ 176,291
                                  =========          ========         =========

9. INCOME TAXES

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

The primary components of deferred income taxes are as follows:

                                                         December 31,
                                               --------------------------------
                                                   2001                2000
                                               ------------        ------------
DEFERRED TAX ASSETS:
   Net operating loss carryforward             $ 23,800,000        $ 23,800,000
   Interest derivative                              650,000                  --
   Valuation allowance                          (21,750,000)        (20,900,000)
                                               ------------        ------------
                                                  2,700,000           2,900,000
DEFERRED TAX LIABILITIES:
   Property and equipment                         2,700,000           2,900,000
                                               ------------        ------------
                                               $         --        $         --
                                               ============        ============

The federal income tax net operating loss carryforward of approximately $69,000,000 expires from 2003 through 2020. Management believes that the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets due to the recurring operating losses being incurred by the Company. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The change in the valuation allowance was $1,510,000, $4,820,000 and $4,078,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The difference between the statutory tax rate and the tax benefit of zero recorded by the Company is due to the Company's full valuation allowance against its net deferred tax asset.

10. COMMITMENTS AND CONTINGENCIES

LEASE ARRANGEMENTS

The Company leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense (including month-to-month leases) was $894,665, $1,055,907 and $915,912 in 2001, 2000 and
1999, respectively. Minimum lease payments to the end of the lease terms are as follows:

        2002                                             $    86,705
        2003                                                  72,653
        2004                                                  70,241
        2005                                                  55,069
        2006                                                  53,667
        Thereafter                                            93,312
                                                         -----------
                                                         $   431,647
                                                         ===========

EFFECTS OF REGULATION

The operation of a cable system is extensively regulated at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the 1996 Telecommunications Act (the "1996 Telecom Act", and, collectively, the "Cable Act") establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission ("FCC") has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change.

Cable Entry into Internet - The U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the "Pole Attachment Act"). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S. (January 16, 2002). The Court reversed the Eleventh Circuit's decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act's rate formula and other regulatory protections to cable television systems' attachments over which commingled cable television and cable modem services are provided. Cable Rate Regulation - Although the FCC established the rate regulatory scheme pursuant to the 1992 Cable Act, local municipalities, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates.

In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing for basic service tier programming. All of Northland's systems are eligible for these simplified cost-of-service rules, and have calculated rates in accordance with those rules.

Electric Utility Entry into Telecommunications and Cable Television - The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority to engage in activities that could include the provision of video programming.

Must Carry and Retransmission Consent - The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

Access Channels - Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use.

Inside Wiring - In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a fee, where this fee is permissible.

State and Local Regulation - Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements, such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Historically, most franchises have been renewed and transfer consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

11. ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS

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

The allocation of purchase price for the Kingston and Hansville Systems, as shown in the following table, reflects the estimated fair value of assets and liabilities acquired by the Company and may be adjusted upon final determination of such fair value.

   Franchises and other intangible assets                      $   2,931,000
   Property and equipment                                            169,000
                                                               -------------
                                                               $   3,100,000
                                                               =============

On September 30, 2001 the Company acquired a cable system serving the areas in and around Highlands, North Carolina, serving approximately 3,200 basic subscribers, from an affiliated limited partnership managed by NCC. The system was acquired at a purchase price of approximately $4,600,000 and was financed with approximately $3,800,000 of cash on hand and an in-kind equity contribution from the Company's parent of $798,850.

The allocation of purchase price for the Highlands System, as shown in the following table, reflects the estimated fair value of assets and liabilities acquired by the Company and may be adjusted upon final determination of such fair value.

   Franchises and other intangible assets                      $   2,959,733
   Property and equipment                                          1,640,267
                                                               -------------
                                                               $   4,600,000
                                                               =============

On December 21, 2001, the Company sold its cable system serving the areas of Bainbridge Island, Kingston and Hansville, Washington, which represented approximately 6450 basic subscribers, to TCI Cable Partners' of St. Louis, L.P. The systems were sold at a purchase price of approximately $19,800,000. The Company recognized a gain of approximately $12,700,000 related to the transaction.

Pro forma operating results of the Company for 2001 and 2000, assuming the acquisitions and disposition described above had been made at the beginning of 2000, follow:

                                                  For the Years Ended
                                                       December 31,
                                           -------------------------------------
                                               2001                    2000
                                           ------------            ------------
                                                        (unaudited)
Service revenues                           $ 59,642,077            $ 58,655,144
                                           ============            ============

Net loss                                   $(13,398,204)           $(13,230,055)
                                           ============            ============


12