Form 10-Q
period 2002-03-31
NORTHLAND CABLE TELEVISION INC
filed 2002-05-15
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

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

Yes [X]     No [   ]

This filing contains _______ pages. Exhibits index appears on page _______.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current Assets:
Cash	$5,162,131	$2,724,099
Due from affiliates	912,944	295,650
Accounts receivable	3,265,268	3,437,560
Prepaid expenses	572,025	547,480

Total current assets	9,912,368	7,004,789
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $55,976,817 and $53,518,610, respectively	55,746,377	57,237,151
Franchise agreements, net of accumulated amortization of $47,705,273	53,229,933	53,229,933
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329
Other intangible assets, net of accumulated amortization of $6,213,372 and $5,946,896, respectively	4,256,942	4,516,992

Total investment in cable television properties	117,170,581	118,921,405

Total assets	$127,082,949	$125,926,194

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$64,095	$1,103,869
Accrued expenses	8,138,814	6,395,484
Converter deposits	157,325	157,534
Subscriber prepayments	2,277,484	1,898,112
Due to affiliates	795,664	242,741
Interest rate derivative	1,055,412	1,919,587

Total current liabilities	12,488,794	11,717,327
Notes payable	171,031,182	171,031,182

Total liabilities	183,519,976	182,748,509

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(68,796,404)	(69,181,692)

Total shareholder’s deficit	(56,437,027)	(56,822,315)

Total liabilities and shareholder’s deficit	$127,082,949	$125,926,194

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,

	2002	2001

	(unaudited)
Revenues:
Service revenues	$15,214,808	$15,405,655
Expenses:
Cable system operations (including $78,286 and $85,016, net paid to affiliates in 2002 and 2001, respectively)	5,744,840	5,494,858
General and administrative (including $706,553 and $902,852 net paid to affiliates in 2002 and 2001, respectively)	2,130,124	2,356,208
Management fees paid to parent	760,671	769,649
Depreciation and amortization	2,636,755	5,063,473

Total operating expenses	11,272,390	13,684,188

Income from operations	3,942,418	1,721,467
Other income (expense):
Interest expense	(4,420,306)	(4,642,614)
Interest income and other, net	4,825	36,127
Interest rate derivative	864,175	(2,174,846)
Loss on disposal of assets	(5,824)	(3,189)

	(3,557,130)	(6,784,522)

Net income (loss) before cumulative effect of change in accounting principle	385,288	(5,063,055)
Cumulative effect of change in accounting principle	—	689,000

Net income (loss)	$385,288	$(4,374,055)

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,

	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$385,288	$(4,374,055)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,636,755	5,063,473
Cumulative effect of change in accounting principle	—	(689,000)
Interest rate derivative	(864,175)	2,174,846
Amortization of loan costs	167,996	167,995
Loss on disposal of assets	5,824	3,189
(Increase) decrease in operating assets:
Accounts receivable	(53,796)	120,142
Prepaid expenses	(24,545)	(43,037)
Due from affiliates	(617,294)	(309,703)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,239,295	519,536
Due to affiliates	552,923	541,440
Converter deposits	(209)	7,139
Subscriber prepayments	379,372	500,858

Net cash provided by operating activities	3,807,434	3,682,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(1,594,614)	(4,135,974)
Proceeds from disposition of cable system	226,088	—
Proceeds from disposal of assets	5,550	3,856
Franchise fees and other intangibles	—	(22,741)

Net cash used in investing activities	(1,362,976)	(4,154,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	1,000,000
Loan fees and other costs incurred	(6,426)	—

Net cash (used in) provided by financing activities	(6,426)	1,000,000
INCREASE IN CASH	2,438,032	527,964
CASH, beginning of period	2,724,099	2,551,425

CASH, end of period	$5,162,131	$3,079,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,727,177	$2,050,607

Cash paid during the period for state income taxes	$4,881	$5,651

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2002
(Unaudited)

(1) BASIS OF PRESENTATION:

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position at March 31, 2002, its statements of operations for the three months ended March 31, 2002 and 2001 and its statement of cash flows for the three months ended March 31, 2002 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  NORTHLAND CABLE NEWS:

Northland Cable News, Inc. (“NCN”), a wholly owned subsidiary of the Company, developed and distributed local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company’s affiliates. The Company’s payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of March 31, 2002, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Management ceased the operations of NCN on January 1, 2001, and does not believe that this has a material effect on the Company’s financial position, results of operations or financing agreements. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

	Three month period ended March 31,

	2002	2001

INCOME STATEMENT INFORMATION:
Revenues from affiliates	$—	$—
Operating expenses	—	2,552
Other, net	3,816	—

Net loss	$(3,816)	$(2,552)

	March 31,	December 31,
	2002	2001

BALANCE SHEET INFORMATION:
Current assets	$1,980,037	$2,229,287
Less: intercompany elimination	(1,963,339)	(2,018,237)

Total Assets	$16,698	$211,050

Current and total liabilities	$—	$70,188

(3) ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS

On September 21, 2001, the Company sold its cable system serving areas in and around McCormick, South Carolina, which represented approximately 440 basic subscribers, to Quarterlane Farms, LLC. The system was sold at a purchase price of approximately $218,000.

On September 30, 2001 the Company acquired a cable system serving the areas in and around Highlands, North Carolina, serving approximately 3,200 basic subscribers, from an affiliated limited partnership. The system was acquired at a purchase price of approximately $4,600,000 and was financed with approximately $3,800,000 of cash on hand and an in-kind equity contribution from the Company’s parent of $798,850.

On December 21, 2001, the Company sold its cable system serving the areas of Bainbridge Island, Kingston and Hansville, Washington, which represented approximately 6,450 basic subscribers, to TCI Cable Partners’ of St. Louis, L.P. The systems were sold at a purchase price of approximately $19,800,000. The Company recognized a gain of approximately $12,700,000 related to the transaction.

Pro forma operating results of the Company for 2001, assuming the acquisition and disposition described above had been made at the beginning of 2001, follow:

For the Three Months
Ended March 31,
2001

Service revenues	$14,753,796

Net loss	$(4,174,603)

(4)  RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141 and 142 — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The amortization of existing goodwill ceased on December 31, 2001. SFAS No. 141 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of

SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill. The Company determined that its franchise and acquisition costs met the definition of indefinite lived assets. Accordingly, amortization on these assets also ceased on December 31, 2001. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill. The Company has tested its intangibles for impairment under the new standard and has determined that there is no impairment as of March 31, 2002. The net book value of its franchises, goodwill and acquisition costs at March 31, 2002 was $57,322,313. Amortization of these assets was approximately $2.6 million in the first quarter of 2001. Amortization of these assets would have been approximately the same amount in the first quarter of 2002.

Statement of Financial Accounting Standards No. 144 — In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. Implementation of Statement No. 144, which is effective January 1, 2002, has been implemented by the Company and does not have an impact on the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2002.

(5)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 143 — In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Company beginning January 1, 2003. The Company has not yet estimated the impact of implementation of SFAS No. 143 on its financial position, results of operations or cash flows.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

As of March 31, 2002 the Company’s cable systems served approximately 113,040 basic subscribers, 51,174 premium subscribers, 10,520 digital subscribers and passed an estimated 191,845 homes.

Revenues decreased approximately $200,000 or 1.3% from $15.4 million to $15.2 million for the three months ended March 31, 2001 and March 31, 2002 respectively. Of these revenues, approximately $10.3 million (68%) was derived from basic services, $1.1 million (7%) from premium services, $2.0 million (13%) from expanded basic services, $300,000 (2%) from digital services, $200,000 (1%) from service maintenance contracts, $700,000 (5%) from advertising and $600,000 (4%) from other sources. Average monthly revenue per subscriber increased $3.26 or 7.8% from $41.61 to $44.87 for the three months ended March 31, 2002. The December 2001 disposition of cable television systems serving approximately 6,450 basic subscribers in and around Bainbridge Island, Washington (the “Bainbridge Systems”) decreased revenues approximately $900,000 or 5.8%. The September 2001 acquisition of a cable system serving approximately 3,200 basic subscribers in an around Highlands, North Carolina (the “Highlands System”) increased revenues approximately $300,000 or 2.0%. On a pro forma basis, excluding the impact of the sale of the Bainbridge and McCormick Systems and the Highlands System acquisition: (i) revenues would have increased approximately $461,000 or 3.4%; and (ii) average monthly revenue per average basic subscriber would have increased $3.48 or 8.4%, from $41.37 to $44.87 for the three months ended March 31, 2002. This increase is primarily attributable to rate increases implemented during the first quarter of 2002 as well as increased revenue from higher penetration of new product tiers.

Cable system operation expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $200,000 or 3.6% from $5.5 million to $5.7 million for the three months ended March 31, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge and McCormick Systems and the Highlands System acquisition operating expenses would have increased approximately $515,000 or 9.9%. This increase is primarily attributable to higher programming costs resulting from rate increases by certain programming vendors as well as the launch of new programming services in various systems.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, decreased approximately $200,000 or 8.7% from $2.3 million to $2.1 million for the three months ended March 31, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge and McCormick Systems and the Highlands System acquisition general and administrative expenses would have decreased approximately $126,000 or 5.6%. The decrease is primarily attributable to reductions in administrative service expenses and administrative salaries offset by increases in insurance expense and revenue based expenses such as franchise fees.

Management fees for the three months ended March 31, 2002 were consistent with the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses decreased approximately $2.5 million or 49.0% from $5.1 million to $2.6 million for the three months ended March 31, 2002. Such decrease is primarily attributable to the Company’s implementation of SFAS No. 142. As of December 31, 2001, the Company discontinued amortizing its franchises, goodwill and acquisition costs in accordance with SFAS No.142 resulting in a decrease of approximately $2.6 million in amortization expense for the three months ended March 31, 2002.

Interest expense decreased approximately $200,000 or 4.3%, from $4.6 million to $4.4 million for the three months ended March 31, 2002. Average outstanding indebtedness decreased $12 million from $183 million to $171 million for the three months ended March 31, 2001 and 2002, respectively. Approximately $18.3 million in proceeds from the sale of the Bainbridge Systems were used to pay down amounts outstanding under the Company’s revised Senior Credit Facility, offset by approximately $3.8 million in borrowings related to the Highlands Acquisition and approximately $3.0 million in borrowings to replenish working capital.

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives, $864,000 in income related to the change in value during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company’s debt service obligations for the year ended December 31, 2002 are expected to be approximately $15.8 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2002. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements, excluding acquisitions and certain levels of capital expenditures, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $3.3 million for the three months ended March 31, 2002. Adjustments to the $400,000 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $2.8 million of depreciation and amortization, decreases of $900,000 relating to interest rate derivatives and increases in operating liabilities of approximately $1.6 million offset by increases in operating assets of $700,000.

Net cash used in investing activities was $800,000 for the three months ended March 31, 2002, and substantially consisted of $1.1 million in capital expenditures offset by $226,000 in post-closing proceeds from sale of the Bainbridge Systems.

Earnings before charges for interest, taxes, depreciation and amortization (“EBITDA”) decreased approximately $200,000 or 2.9%, from $6.8 million to $6.6 million for the three months ended March 31, 2002. EBITDA as a percentage of revenues (“EBITDA Margin”) decreased from 44.0% to 43.2% for the three months ended March 31, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge and McCormick Systems and the Highlands System acquisition, EBITDA would have increased approximately $52,000 or 0.8%. The aforementioned increases in pro forma revenues were offset by higher programming costs resulting from rate increases by certain programming vendors as well as the launch of new programming services in various systems. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company’s operating performance.

Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2001. Adjustments to the $4.4 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $5.2 million of depreciation and amortization and increases in operating liabilities of $1.6 million.

Net cash used in investing activities was $4.2 million for the three months ended March 31, 2001 and consisted of $4.2 million in capital expenditures and additions of intangible assets.

Net cash provided by financing activities was approximately $1.0 million for the three months ended March 31, 2001. The Company had $1.0 million in borrowings of long term debt to finance planned capital expenditures.

On August 14, 2000, the Company refinanced its existing senior bank indebtedness The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The revised Senior Credit Facility establishes a $35 million 364-day revolving credit loan. At the end of the 364-day period, the revolver converts to a term loan due on June 30, 2007. The other two components consist of a seven-year revolving term loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 9.164% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on June 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of March 31, 2002, $5,660,000 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro Forma Debt Service ratio not less than 1.25 to 1.0 and a Leverage Ratio of no greater than 6.50 to 1.0, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of March 31, 2002, the Company was in compliance with the terms of the loan agreements.

At March 31, 2002, the outstanding balance under the Senior Credit Facility was $71 million. As of the date of this filing, interest rates on the Senior Credit Facility were as follows: $20 million fixed at 9.29% under the terms of an interest rate swap agreement with the Company’s lender expiring August 20, 2002; $27 million fixed at 5.668% under the terms of an interest rate swap agreement with the Company’s lender expiring February 20, 2003; $5.9 million fixed at 9.37% under the terms of an interest rate swap agreement with the Company’s lender expiring August 17, 2002; $17 million fixed at LIBOR based rate of 4.41% expiring May 20, 2002; $711,000 fixed at a LIBOR based rate of 4.41% expiring June 19, 2002; $400,000 fixed at a LIBOR based rate of 4.40% expiring June 19, 2002; $81,000 fixed at a LIBOR based rate of 4.36% expiring May 20, 2002. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company’s overall leverage fluctuates.

CAPITAL EXPENDITURES

For the three months ended March 31, 2002, the Company incurred capital expenditures of approximately $1.1 million. Capital expenditures included: (i) new product digital launches, (ii) expansion and improvements of cable properties; (iii) additions to plant and equipment; and (iv) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $8.1 million in capital expenditures for the remainder of 2002. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, continued deployment of new product digital services, extensions of distribution facilities to add new subscribers and general maintenance.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Company’s debt facilities. As of the date of this filing, the Company had entered into three interest rate swap agreements for $20,000,000, $20,000,000, and $27,000,000 of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Had the Company not entered into these fixed rate agreements, the potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of the Company’s variable rate obligations would be approximately $670,000.

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

None

ITEM 3 Defaults upon senior securities

None

ITEM 4 Submission of matters to a vote of security holders

None

ITEM 5 Other information

None

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibit Index

(b) Reports on Form 8-K

(i) Form 8-K dated December 21, 2001, was filed January 4, 2002 reporting the disposition of the Bainbridge Island, Kingston and Hansville, Washington systems.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Northland Cable Television, Inc. and Subsidiary

SIGNATURES		CAPACITIES	DATE

/s/	Richard I. Clark	Executive Vice President, Treasurer	May 15, 2002
and Assistant Secretary
Richard I. Clark

/s/	Gary S. Jones	President	May 15, 2002

Gary S. Jones