Form 10-Q
period 2002-06-30
NORTHLAND CABLE TELEVISION INC
filed 2002-08-14
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

or

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

Yes   [X]     No   [   ]

This filing contains 19 pages. Exhibits index appears on page 18.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2002	2001

		(restated)
ASSETS
Current Assets:
Cash	$3,010,596	$2,724,099
Due from affiliates	311,438	295,650
Accounts receivable	2,421,436	3,437,560
Prepaid expenses	389,757	547,480

Total current assets	6,133,227	7,004,789
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $58,516,969 and $53,518,610, respectively	55,722,822	57,237,151
Franchise agreements and acquisition costs, net of accumulated amortization of $48,279,931	53,387,986	53,384,986
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329
Other intangible assets, net of accumulated amortization of $5,897,861 and $5,372,238, respectively	3,842,739	4,361,939

Total investment in cable television properties	116,890,876	118,921,405

Total assets	$123,024,103	$125,926,194

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$154,613	$1,103,869
Accrued expenses	5,665,778	6,395,484
Converter deposits	152,181	157,534
Subscriber prepayments	1,928,354	1,898,112
Due to affiliates	616,529	242,741
Interest rate swap agreements	747,931	1,919,587

Total current liabilities	9,265,386	11,717,327
Notes payable	170,031,182	171,031,182

Total liabilities	179,296,568	182,748,509

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated other comprehensive income	59,000	268,000
Accumulated deficit	(68,690,842)	(69,449,692)

Total shareholder’s deficit	(56,272,465)	(56,822,315)

Total liabilities and shareholder’s deficit	$123,024,103	$125,926,194

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) — (UNAUDITED)

	For the six months ended June 30,

	2002	2001

		(restated)
Service revenues	$30,697,069	$30,930,182
Expenses:
Cable system operations (including $161,121 and $164,372, net paid to affiliates in 2002 and 2001, respectively), exclusive of depreciation and amortization shown below	11,532,667	10,843,322
General and administrative (including $211,968 and $465,553 net paid to affiliates in 2002 and 2001, respectively)	4,519,364	4,908,848
Management fees paid to parent	1,534,853	1,546,509
Depreciation and amortization	5,298,394	10,199,118

Total operating expenses	22,885,278	27,497,797

Income from operations	7,811,791	3,432,385
Other income (expense):
Interest expense	(8,441,966)	(9,281,286)
Interest income and other, net	24,244	64,837
Unrealized gain (loss) on interest rate swap agreements	1,380,657	(2,163,529)
Loss on disposal of assets	(15,876)	(15,383)

	(7,052,941)	(11,395,361)

Net income (loss)	758,850	(7,962,976)

Cumulative effect of change in accounting principle	—	689,000
Reclassification of accumulated other comprehensive income to unrealized gain on interest rate swaps	(209,000)	(209,000)

Other comprehensive income	(209,000)	480,000

Total comprehensive income (loss)	$549,850	$(7,482,976)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) — (UNAUDITED)

	For the three months ended June 30,

	2002	2001

		(restated)
Service revenues	$15,482,261	$15,524,527
Expenses:
Cable system operations (including $88,958 and $79,357, net paid to affiliates in 2002 and 2001, respectively), exclusive of depreciation and amortization shown below	5,787,827	5,348,464
General and administrative (including $266,086 and $339,210, net paid to affiliates in 2002 and 2001, respectively)	2,389,240	2,552,640
Management fees paid to parent	774,182	776,860
Depreciation and amortization	2,661,639	5,135,646

Total operating expenses	11,612,888	13,813,610

Income from operations	3,869,373	1,710,917
Other income (expense):
Interest expense	(4,021,660)	(4,638,672)
Interest income and other, net	19,418	28,711
Unrealized gain (loss) on interest rate swap agreements	412,482	(92,683)
Loss on disposal of assets	(10,052)	(12,194)

	(3,599,812)	(4,714,838)

Net income (loss)	269,561	(3,003,921)

Reclassification of accumulated other comprehensive income to unrealized gain on interest rate swaps	(105,000)	(105,000)

Other comprehensive income	(105,000)	(105,000)

Total comprehensive income (loss)	$164,561	$(3,108,921)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,

	2002	2001

		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$758,850	$(7,962,976)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	5,298,394	10,199,118
Unrealized (loss) gain on interest rate swap agreements	(1,380,657)	2,163,529
Amortization of loan costs	335,991	335,991
Loss on disposal of assets	15,876	15,383
(Increase) decrease in operating assets:
Accounts receivable	(209,964)	(106,187)
Prepaid expenses	157,723	(17,663)
Due from affiliates	(15,788)	(154,636)
Increase (decrease) in operating liabilities	(1,678,962)	(1,267,805)
Accounts payable and accrued expenses	(1,678,962)	(1,267,805)
Due to affiliates	373,788	614,068
Converter deposits	(5,353)	3,670
Subscriber prepayments	30,242	330,474

Net cash provided by operating activities	3,680,140	4,152,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(3,623,858)	(7,560,286)
Proceeds from disposition of cable system	1,226,088	—
Proceeds from disposal of assets	13,550	14,420
Franchises and other intangibles	(9,423)	(67,089)

Net cash used in investing activities	(2,393,643)	(7,612,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	3,000,000
Principal payments on borrowings	(1,000,000)	—

Net cash (used in) provided by financing activities	(1,000,000)	3,000,000
INCREASE (DECREASE) IN CASH	286,497	(459,989)
CASH, beginning of period	2,724,099	2,551,425

CASH, end of period	$3,010,596	$2,091,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,268,429	$9,029,838

Cash paid during the period for state income taxes	$4,881	$12,604

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

(1) BASIS OF PRESENTATION:

Interim Financial Reporting

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statements and do not contain all of the necessary footnote disclosures required for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s consolidated financial position at June 30, 2002, its consolidated statements of operations for the six and three months ended June 30, 2002 and 2001 and its consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts have been restated as described below.

Restated Financial Statements

In July, management of Northland Cable Television, Inc. and Subsidiary (the “Company”) became aware of a misclassification in the Company’s financial statements as of, and for the year ended December 31, 2001, the quarterly periods within 2001 and for the quarter ended March 31, 2002. The misclassification relates to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity”, on January 1, 2001 for those interest rate swap agreements that existed at implementation. Correction of this misclassification results in the reclassification of a non-cash item from the Company’s statement of operations to other comprehensive income in 2001, and included as accumulated other comprehensive income, a component of shareholder’s deficit. This correction has no impact on income from operations, earnings before interest, taxes, depreciation and amortization (EBITDA) or the Company’s calculations of or compliance with the restrictive covenants under the terms of its loan agreement for the periods affected, nor does it affect total shareholder’s deficit at any date.

As of January 1, 2001 the Company had two interest rate swap agreements that expire in August of 2002. Upon implementation of SFAS No. 133, the Company recognized $689,000 as a non-cash, cumulative effect of change in accounting principle in its statement of operations, which represented the fair market value of these interest rate swap agreements at January 1, 2001. This amount should have been classified as a component of accumulated other comprehensive income on the balance sheet upon implementation, and then be amortized into earnings over the remaining term of the swap agreements. Other than the impact of this misclassification in the initial implementation of SFAS No. 133 management believes its ongoing accounting for interest rate swap agreements has been proper.

Management and the Board of Directors of the Company concluded that it was in the best interest of the Company to reissue the financial statements for the periods affected by this misclassification.

Upon completion of the audit of the restated 2001 financial statements, the company will be filing amendments to Form 10-K for the year ended December 31, 2001 and Form 10-Q for the quarterly periods ended March 31, 2001, June 30, 2001, September 30, 2001 and March 31, 2002. However, the financial statements presented in this filing as of December 31, 2001, and for the six and three months ended June 30, 2001 have been restated as follows to correct for this matter:

	As of December 31, 2001

	As Reported	As Restated

	(unaudited)
Balance Sheet Data:
Total assets	$125,926,194	$125,926,194
Total Liabilities	182,748,509	182,748,509
Accumulated deficit	(69,181,692)	(69,449,692)
Accumulated other comprehensive income	—	268,000
Shareholder’s deficit	(56,822,315)	(56,822,315)

	Six Months Ended June 30, 2001		Three Months Ended June 30, 2001

	As Reported	As Restated	As Reported	As Restated

	(unaudited)		(unaudited)
Statements of Operations Data:
Service revenues	$30,930,182	$30,930,182	$15,524,527	$15,524,527
Income from operations	3,432,385	3,432,385	1,710,917	1,710,917
Interest expense and other	(9,920,832)	(9,231,832)	(4,622,155)	(4,622,155)
Unrealized gain (loss) on interest rate swap agreements	(1,683,529)	(2,163,529)	(197,683)	(92,683)
Net loss before cumulative effect of change in accounting principle	(8,171,976)	(7,962,976)	(3,108,921)	(3,003,921)
Cumulative effect of change in accounting principle	689,000	—	—	—
Net loss	(7,482,976)	(7,962,976)	(3,108,921)	(3,003,921)
Cumulative effect of change in accounting principle	—	689,000	—	—
Reclassification of other comprehensive income to unrealized gain (loss) on interest rate swap agreements	—	(209,000)	—	(105,000)
Other comprehensive income (loss)	—	480,000	—	(105,000)
Total comprehensive loss	(7,482,976)	(7,482,976)	(3,108,921)	(3,108,921)

(2) ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS

On September 30, 2001 the Company acquired a cable system serving the areas in and around Highlands, North Carolina, serving approximately 3,200 basic subscribers, from an affiliated Limited Partnership. The system was acquired at a price of approximately $4,600,000 and was financed with approximately $3,800,000 of cash on hand and an in-kind equity contribution from the Company’s parent of $798,850.

On December 21, 2001, the Company sold its cable system serving the areas of Bainbridge Island, Kingston and Hansville, Washington, which represented approximately 6,450 basic subscribers, to TCI Cable Partners’ of St. Louis, L.P. The systems were sold at a price of approximately $19,800,000. The Company recognized a gain of approximately $12,700,000 related to the transaction.

Pro forma operating results of the Company for 2001, assuming the acquisition and dispositions described above had been made at the beginning of 2001, follow:

	Six Months Ended	Three Months Ended
	June 30, 2001	June 30, 2001

	(unaudited)
Service Revenues	$29,800,000	$15,000,000

Net Loss	$(7,500,000)	$(2,800,000)

(3) INTANGIBLE ASSETS — SFAS NO. 142

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Company cease amortization of goodwill and other intangible assets determined to have indefinite lives, and establishes a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or if the fair values of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Company determined that its franchises met the definition of indefinite lived assets. Accordingly, amortization on these assets also ceased on December 31, 2001. The Company tested these intangibles for impairment upon adoption of the new standard and determined that the fair value of the assets exceeded their carrying value. The Company will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances. The book value of the Company’s intangible assets is presented in the following table:

	June 30, 2002			December 31, 2001

		(unaudited)			(unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$101,667,917	$(48,279,931)	$53,387,986	$101,664,917	$(48,279,931)	$53,384,986
Goodwill	6,344,433	(2,407,104)	3,937,329	6,344,433	(2,407,104)	3,937,329

	108,012,350	(50,687,035)	57,325,315	108,009,350	(50,687,035)	57,322,315
Definite-lived intangible assets:
Loan fees and other intangible assets	9,740,600	(5,897,861)	3,842,739	9,734,177	(5,372,238)	4,361,939

	$117,752,950	$(56,584,896)	$61,168,054	$117,743,527	$(56,059,273)	$61,684,254

As required by SFAS No. 142, the statement has not been retroactively applied to the results for periods prior to adoption. A reconciliation of net income (loss) for the six and three months ended June 30, 2002, and for the twelve months ended December 31, 2001, 2000 and 1999, as if amortization of goodwill and franchises had not been recorded is presented below:

	Six Months Ended	Three Months Ended	Twelve Months Ended December 31,
	June 30, 2001	June 30, 2001	2001	2000	1999

	(unaudited)		(unaudited)
NET LOSS:
Reported Net Loss	$(7,962,976)	$(3,003,921)	$(1,864,718)	$(14,268,443)	$(11,776,281)
Add back: amortization of indefinite-lived franchises	5,141,220	2,570,611	10,343,687	10,351,363	10,137,025
Add back: amortization of goodwill	86,555	43,278	171,903	173,111	173,111

Adjusted net loss	$(2,735,201)	$(390,032)	$8,650,872	$(3,743,969)	$(1,466,145)

Amortization expense for each of the next five years is expected to be approximately as follows:

2003	$746,000
2004	706,000
2005	706,000
2006	700,000
2007	466,000

$3,324,000

(4) NOTES PAYABLE

In August of 2000, the Company refinanced its existing senior bank indebtedness. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The Revised Senior Credit Facility established a $35 million 364-day revolving credit loan. In August of 2001, the revolver converted to a term loan due on June 30, 2007. The other two components consisted originally of a seven-year revolving term loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. The allowable borrowings on the $40 million revolver were reduced by approximately $17.3 million during 2001. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 8.776% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on June 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of June 30, 2002, approximately $4,695,000 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro Forma Debt Service ratio not less than 1.25 to 1.0 and a Leverage Ratio of no greater than 6.50 to 1.0, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of June 30, 2002, the Company was in compliance with the terms of the loan agreements.

As of June 30, 2002, the outstanding balance under the Revised Senior Credit Facility was approximately $70 million. As of the date of this filing, interest rates on the Revised Senior

Credit Facility were as follows: $20 million fixed at 9.29% under the terms of an interest rate swap agreement with the Company’s lender expiring August 20, 2002; $27 million fixed at 5.668% under the terms of an interest rate swap agreement with the Company’s lender expiring February 20, 2003; $5.5 million fixed at 9.37% under the terms of an interest rate swap agreement with the Company’s lender expiring August 17, 2002; $17 million fixed at LIBOR based rate of 4.38% expiring September 19, 2002; $600,000 fixed at a LIBOR based rate of 4.38% expiring September 19, 2002; The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company’s overall leverage fluctuates.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

As of June 30, 2002, the Company’s systems served approximately 111,905 basic subscribers, 50,477 premium subscribers, 31,212 digital subscribers, and passed an estimated 192,000 homes.

Revenues totaled $30.7 million for the six months ended June 30, 2002. Of these revenues, $20.7 million (67%) was derived from basic services, $2.3 million (8%) from premium services, $4.1 million (13%) from expanded basic services, $600,000 (2%) from digital services, $316,000 (1%) from service maintenance contracts, $1.5 million (5%) from advertising and $1.2 million (4%) from other sources.

Average monthly revenue per subscriber increased $3.34 or 7.9% from $42.16 to $45.50 for the six months ended June 30, 2002. The December 2001 disposition of cable television systems serving approximately 6,450 basic subscribers in and around Bainbridge Island, Washington (the “Bainbridge Systems”) decreased revenues approximately $1.8 million or 5.8%. The September 2001 acquisition of a cable system serving approximately 3,200 basic subscribers in and around Highlands, North Carolina (the “Highlands System”) increased revenues approximately $632,000 or 2.0%. On a pro forma basis, effecting for the sale of the Bainbridge Systems and the Highlands System acquisition: (i) revenues would have increased approximately $901,000 or 3.0%; and (ii) average monthly revenue per average basic subscriber would have increased $3.56 or 8.5%, from $41.94 to $45.50 for the six months ended June 30, 2002. This increase is primarily attributable to rate increases implemented during the first quarter of 2002, increased revenue from higher penetration of new product tiers and a 27% increase in advertising revenue per basic subscriber.

Cable system operation expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $700,000 or 6.5% from $10.8 million to $11.5 million for the six months ended June 30, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge Systems and the Highlands System acquisition, operating expenses would have increased approximately $1.1 million or 10.6%. Programming costs increased $1.1 million on a pro forma basis resulting from rate increases by certain programming vendors, the launch of new programming services in various systems and the launch of digital programming services.

General and administrative expenses, which include on-site office and customer service personnel costs, corporate overhead, customer billing, postage, marketing expenses and franchise fees, decreased approximately $400,000 or 8.2% from $4.9 million to $4.5 million for the six months ended June 30, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge Systems and the Highlands System acquisition, general and administrative expenses would have decreased approximately $200,000 or 4.3%. The decrease is primarily attributable to reductions in corporate overhead and property taxes, offset by a 60% increase in marketing expense.

Management fees for the six months ended June 30, 2002 were consistent with the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses decreased approximately $4.9 million or 48.0% from $10.2 million to $5.3 million for the six months ended June 31, 2002. Such decrease is primarily attributable to the Company’s implementation of SFAS No. 142. As of December 31, 2001, the Company discontinued amortizing its franchises and goodwill in accordance with SFAS No. 142 resulting in a decrease of approximately $5.2 million in amortization expense for the six months ended June 30, 2002.

Interest expense decreased approximately $900,000 or 9.7%, from $9.3 million to $8.4 million for the six months ended June 30, 2002. Average outstanding indebtedness decreased $13.0 million from $184 million to $171 million for the six months ended June 30, 2001 and 2002, respectively. This is primarily attributable to the fact that approximately $19.3 million of the proceeds from the sale of the Bainbridge Systems were used to pay down amounts outstanding under the Company’s revised Senior Credit Facility offset by approximately $6.8 million in borrowings during 2001 to replenish working capital.

The Company has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Company’s swap agreements is recorded as other income or expense. The market value adjustment for the six months ended June 30, 2002 was a credit of approximately $1.2 million. In addition, the Company recorded $209,000 of income for the six months ended June 30, 2002 resulting from the reclassification to earnings of accumulated other comprehensive income to earnings recorded upon implementation of SFAS No. 133 on January 1, 2001.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues totaled $15.5 million for the three months ended June 30, 2002 remaining constant with the same period in 2001. Of these revenues, $10.4 million (67%) was derived from basic services, $1.2 million (7%) from premium services, $2.1 million (14%) from expanded basic services, $300,000 (2%) from digital services, $100,000 (1%) from service maintenance contracts, $800,000 (5%) from advertising and $600,000 (4%) from other sources.

Average monthly revenue per subscriber increased $3.41 or 8.0% from $42.72 to $46.13 for the three months ended June 30, 2002. The December 2001 disposition of the Bainbridge Systems serving approximately 6,450 basic subscribers decreased revenues approximately $892,000 or 5.7%. The September 2001 acquisition of the Highlands System serving approximately 3,200 basic subscribers increased revenues approximately $360,000 or 2.3%. On a pro forma basis, effecting for the sale of the Bainbridge Systems and the Highlands System acquisition: (i) revenues would have increased approximately $490,000 or 3.3%; and (ii) average monthly revenue per average basic subscriber would have increased $3.59 or 8.4%, from $42.54 to $46.13 for the three months ended June 30, 2002. This increase is primarily attributable to rate increases implemented during the first quarter of 2002, increased revenue from higher penetration of new product tiers and a 32% increase in advertising revenue per basic subscriber.

Cable system operation expenses increased approximately $500,000 or 9.4% from $5.3 million to $5.8 million for the three months ended June 30, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge Systems and the Highlands System acquisition, operating expenses would have increased approximately $700,000 or 13.7%. Programming costs increased $610,000 on a pro forma basis resulting from rate increases by certain programming vendors as well as the launch of new analog programming services and the launch of digital programming services.

General and administrative expenses decreased approximately $200,000 or 7.7% from $2.6 million to $2.4 million for the three months ended June 30, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge Systems and the Highlands System acquisition, general and administrative expenses would have decreased approximately $100,000 or 4.0%. The decrease is attributable to reductions in corporate overhead and property, offset by a 71% increase in marketing expense.

Management fees for the three months ended June 30, 2002 were consistent with the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses decreased approximately $2.6 million or 51.0% from $5.1 million to $2.7 million for the three months ended June 30, 2002. Such decrease is primarily attributable to the Company’s implementation of SFAS No. 142. As of December 31, 2001, the Company discontinued amortizing its franchises and goodwill accordance with SFAS No. 142 resulting in a decrease of approximately $2.6 million in amortization expense for the three months ended June 30, 2002.

Interest expense decreased approximately $600,000 or 13.0%, from $4.6 million to $4.0 million for the three months ended June 30, 2002. Average outstanding indebtedness decreased $14 million from $185 million to $171 million for the three months ended June 30, 2001 and 2002, respectively. This is primarily attributable to the fact that approximately $19.3 million in proceeds from the sale of the Bainbridge Systems were used to pay down amounts outstanding under the Company’s revised Senior Credit Facility offset by approximately $6.8 million in borrowings to replenish working capital.

The Company has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value to settle the agreements. Each quarter, the change in the market value of the Company’s swap agreements is recorded as other income or expense. The market value adjustment for the three months ended June 30, 2002 was a credit of approximately $307,000. In addition, the Company recorded $105,000 of income for the three months ended June 30, 2002 resulting from the reclassification to earnings of accumulated other comprehensive income to earnings recorded upon implementation of SFAS No. 133 on January 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued a business strategy, which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company’s debt service obligations for the remainder of 2002 are expected to be approximately $7.3 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2002. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $3.7 million for the six months ended June 30, 2002. Adjustments to the $760,000 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $5.6 million of depreciation and amortization, offset by $1.4 relating to interest rate swap agreements and decreases in operating assets of approximately $1.2 million.

Net cash used in investing activities was $2.4 million for the six months ended June 30, 2002, and substantially consisted of $3.6 million in capital expenditures offset by the receipt of $1.2 million from a hold back note related to the sale of the Bainbridge Systems.

Net cash used in financing activities consisted of $1.0 million in principal prepayments on the Senior Credit Facility.

Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2001. Adjustments to the $8.0 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $10.5 million of depreciation and amortization, $2.2 million related to interest rate swap agreements, decreases in operating liabilities of approximately $300,000 and increases in operating assets of approximately $300,000.

Net cash used in investing activities was $7.6 million for the six months ended June 30, 2001 and consisted of $7.6 million in capital expenditures and additions of intangible assets.

Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2001. The Company had $3.0 million in borrowings of long term debt to finance planned capital expenditures.

Operating income before charges for interest, taxes, depreciation and amortization (“EBITDA”) decreased approximately $500,000 or 3.7%, from $13.6 million to $13.1 million for the six months ended June 30, 2002. EBITDA as a percentage of revenues (“EBITDA Margin”) decreased from 44.0% to 42.7% for the six months ended June 30, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge Systems and the Highlands System acquisition, EBITDA would have remained relatively constant. The aforementioned increases in pro forma revenues were offset by higher programming costs resulting from rate increases by certain programming vendors as well as the launch of new programming services in various systems. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with accounting principles generally accepted in the United States of America and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company’s operating performance.

CAPITAL EXPENDITURES

For the six months ended June 30, 2002, the Company incurred capital expenditures of approximately $3.6 million. Capital expenditures included: (i) new product digital launches, (ii) expansion and improvements of cable properties; (iii) additions to plant and equipment; and (iv) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $5.0 million in capital expenditures for the remainder of 2002. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, which will allow for the continued deployment of new products, such as digital and Internet services in selected markets. Furthermore, capital expenditures will involve extensions of distribution facilities to add new subscribers.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards No. 145 — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be effective beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No.13, which will be effective for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 146 — In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. The Partnership has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, which have been chosen among alternatives, require a more significant amount of management judgment than other accounting policies the Company employs.

Revenue Recognition — Cable television service revenue is recognized in the month service is provided to the customer. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Long-lived Assets — The Company periodically reviews the carrying value of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2002, there has been no indication of such impairment.

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangibles.” Under this statement, goodwill and franchises are no longer being amortized, but are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. As of June 30, 2002, there was no indication of such impairment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s debt facilities. As of the date of this filing, the Company had entered into three interest rate swap agreements for $27,000,000, $20,000,000, and $5,600,000 of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Had the Company not entered into these fixed rate agreements, the potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of the Company’s variable rate obligations would be approximately $526,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit Index

99(a).	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b).	Certification of the President Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

(i)	Form 8-K originally filed on July 15, 2002, and amended on July 19, 2002, announcing the dismissal of Arthur Andersen LLP as the Company’s independent auditors, and the appointment of KPMG LLP to serve as the Company’s independent auditors.

(ii)	Form 8-K filed July 18, 2002 reporting the misclassification in the financial statements as of, and for the year ended December 31, 2001, and for the quarter ended March 31, 2002, and management’s intentions to reissue the financial statements and audit report for those periods affected.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Northland Cable Television, Inc. and Subsidiary

SIGNATURES	CAPACITIES	DATE

/s/ Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary
Richard I. Clark		8/14/02

/s/ Gary S. Jones	President
Gary S. Jones		8/14/02