Form 10-Q/A
period 2001-03-31
NORTHLAND CABLE TELEVISION INC
filed 2002-11-08
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from___________to___________

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

Yes   [X]   No   [   ]

This filing contains 19 pages. Exhibits index appears on page 14.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2001	2000

	(restated)
ASSETS
Current Assets:
Cash	$3,079,389	$2,551,425
Due from affiliates	1,470,149	1,160,446
Accounts receivable	2,067,444	2,187,586
Prepaid expenses	614,057	571,020

Total current assets	7,231,039	6,470,477
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $50,055,380 and $48,199,085, respectively	57,870,775	56,038,530
Franchise agreements, net of accumulated amortization of $42,645,680 and $40,107,541, respectively	60,744,906	63,283,045
Goodwill, net of accumulated amortization of $2,436,771 and $2,393,494, respectively	4,487,662	4,530,939
Other intangible assets, net of accumulated amortization of $5,102,484 and $5,706,249, respectively	5,344,056	5,674,683

Total investment in cable television properties	128,447,399	129,527,197

Total assets	$135,678,438	$135,997,674

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	84,344	754,908
Accrued expenses	8,141,596	6,951,496
Converter deposits	129,813	122,674
Subscriber prepayments	2,050,803	1,549,945
Due to affiliates	644,538	103,098
Interest rate swaps	1,485,846	—

Total current liabilities	12,536,940	9,482,121
Notes payable	183,540,000	182,540,000

Total liabilities	196,076,940	192,022,121

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	11,560,527	11,560,527
Accumulated deficit	(72,544,029)	(67,584,974)
Accumulated other comprehensive income	585,000	—

Total shareholder’s deficit	(60,398,502)	(56,024,447)

Total liabilities and shareholder’s deficit	$135,678,438	$135,997,674

The accompanying notes are an integral part of these consolidated balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)- (UNAUDITED)

	For the three months ended March 31,

	2001	2000

	(restated)
Revenues:
Service revenues	$15,405,655	$14,732,100
Programming and production revenues from affiliates	—	107,909

Total Revenues	15,405,655	14,840,009

Expenses:
Cable system operations (including $85,016 and $77,611, net paid to affiliates in 2001 and 2000, respectively), excluding depreciation and amortization expense recorded below	5,494,858	5,150,059
General and administrative (including $833,203 and $590,539, net paid to affiliates in 2001 and 2000, respectively)	2,356,208	2,698,890
Management fees paid to parent	769,649	733,397
Depreciation and amortization	5,063,473	4,851,334

Total operating expenses	13,684,188	13,433,680

Income from operations	1,721,467	1,406,329
Other income (expense):
Interest expense	(4,642,614)	(4,411,080)
Unrealized loss on interest rate swaps	(2,070,846)	—
Interest income and other	32,938	44,786

	(6,680,522)	(4,366,294)

Net loss	$(4,959,055)	$(2,959,965)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	689,000	—
Reclassification of accumulated other comprehensive income to unrealized loss on interest rate swaps	(104,000)	—

Other comprehensive income	585,000	—

Total comprehensive loss	$(4,374,055)	$(2,959,965)

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,

	2001	2000

	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,959,055)	$(2,959,965)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,063,473	4,851,334
Unrealized loss on interest rate swaps	2,070,846	—
Amortization of loan costs	167,995	230,946
Loss (gain) on disposal of assets	3,189	(5,366)
(Increase) decrease in operating assets:
Accounts receivable	120,142	253,571
Prepaid expenses	(43,037)	(69,830)
Due from affiliates	(309,703)	(53,792)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	519,536	797,906
Due to affiliates	541,440	720,085
Converter deposits	7,139	871
Subscriber prepayments	500,858	524,637

Net cash provided by operating activities	3,682,823	4,290,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems	—	(3,100,000)
Investment in cable television properties	(4,135,974)	(902,426)
Proceeds from disposal of assets	3,856	12,100
Franchise agreements and other intangibles	(22,741)	(1,800)

Net cash used in investing activities	(4,154,859)	(3,992,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,000,000	3,100,000
Principal payments on borrowings, net	—	(750,000)

Net cash provided by financing activities	1,000,000	2,350,000
INCREASE IN CASH	527,964	2,648,271
CASH, beginning of period	2,551,425	1,366,050

CASH, end of period	$3,079,389	$4,014,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,050,607	$1,645,247

Cash paid during the period for state income taxes	$5,651	$15,924

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2001
(Unaudited)

(1)  BASIS OF PRESENTATION:

Interim Financial Reporting

These restated condensed consolidated unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position at March 31, 2001, its statements of operations and cash flows for the three months ended March 31, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Restated Financial Statements

In July of 2002, management of Northland Cable Television, Inc. and Subsidiary (the “Company”) became aware of a misclassification in the Company’s financial statements as of, and for the year ended December 31, 2001, the quarterly periods within 2001 and for the quarter ended March 31, 2002. The misclassification relates to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity,” on January 1, 2001 for those interest rate swap agreements that existed at implementation. Correction of this misclassification resulted in the initial reclassification in the first quarter of 2001 of a non-cash item from the Company’s statement of operations to other comprehensive income in 2001, and included as accumulated other comprehensive income, a component of shareholder’s deficit. Subsequent to the initial reclassification, the reclassified amount is thereafter recorded in the restated statements of operations through the third quarter of 2002. This correction has no impact on income from operations, earnings before interest, taxes, depreciation and amortization (EBITDA) or the Company’s calculations of or compliance with the restrictive covenants under the terms of its loan agreement for the periods affected, nor does it affect total shareholder’s deficit at any date.

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

Management and the Board of Directors of the Company concluded that it was in the best interest of the Company to reissue the financial statements for the periods affected by this misclassification and the financial statements presented in this filing have been restated as follows to correct for this matter:

	As of March 31, 2001

	As Reported	As Restated

BALANCE SHEET INFORMATION:
Total assets	$135,678,438	$135,678,438

Total liabilities	$196,076,940	$196,076,940

Shareholder’s deficit:
Common stock	$11,560,527	$11,560,527
Accumulated deficit	(71,959,029)	(72,544,029)
Accumulated other comprehensive income	—	585,000

Shareholder’s deficit	$(60,398,502)	$(60,398,502)

	Three Months Ended March 31, 2001

	As Reported	As Restated

INCOME STATEMENT INFORMATION:
Service revenues	$15,405,655	$15,405,655
Income from operations	$1,721,467	$1,721,467
Unrealized loss on interest rate swap agreements, (originally presented as a component of other income (expense))	(2,174,846)	(2,070,846)

Net loss before cumulative effect of change in accounting principle	(5,063,055)	(4,959,055)
Cumulative effect of change in accounting principle	689,000	—

Net loss	(4,374,055)	(4,959,055)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	689,000
Reclassification of accumulated other comprehensive income to unrealized loss on interest rate swap agreements	—	(104,000)

Other comprehensive income	—	585,000

Total comprehensive loss	$(4,374,055)	$(4,374,055)

(2)  NORTHLAND CABLE NEWS:

Northland Cable News, Inc. (“NCN”), a wholly owned subsidiary of the Company, develops and distributes local news, sports and information programming to Northland Cable Television, Inc. and certain of the Company’s affiliates. The Company’s payment obligations under the $100 million of senior notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of March 31, 2001, NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Separate financial statements of NCN have not been presented because management believes that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

	For the three months ended March 31,

	2001	2000

INCOME STATEMENT INFORMATION:
Revenues from affiliates (including $105,525 of intercompany revenue eliminated in consolidation in 2000)	$—	$213,434
Operating expenses	(2,552)	(179,290)
Other, net	—	(10,882)

Net loss (income)	$(2,552)	$23,262

	March 31,	December 31,
	2001	2000

BALANCE SHEET INFORMATION:
Current assets	2,156,548	2,229,287
Less: intercompany elimination	(1,971,763)	(2,018,237)

Total assets	$184,785	$211,050

Total liabilities	$—	$70,188

(3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133 — In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and in June 2000 issued SFAS No. 138, amendment of SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Company has recorded a liability equal to the fair value of its derivatives, $689,000 as other comprehensive income related to the cumulative effect of a change in accounting principle, which is being amortized into earnings over the life of the interest rate swap agreements, and other expense of $2,070,846 due to the change in value of its derivatives during the period, offset by the amortization of the change in accounting principle of $104,000.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed in Note 1 to the condensed consolidated financial statements, in July of 2002, management of the Company became aware of a misclassification in the Company’s financial statements as of, and for the year ended December 31, 2001, the quarterly periods within 2001 and for the quarter ended March 31, 2002. The misclassification relates to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity,” on January 1, 2001 for those interest rate swap agreements that existed at implementation. Correction of this misclassification resulted in the initial reclassification of a non-cash item from the Company’s statement of operations to other comprehensive income in 2001, and included as accumulated other comprehensive income, a component of shareholder’s deficit. Subsequent to the initial reclassification, the reclassified amount is thereafter recorded in the restated statements of operations through the third quarter of 2002. Management and the Board of Directors of the Company concluded that it was in the best interest of the Company to reissue the financial statements for the periods affected by this misclassification. The financial statements and disclosures presented in this filing have been restated to correct for this matter.

RESULTS OF OPERATIONS

MARCH 31, 2001 AND 2000

As of March 31, 2001, the Company’s cable systems served 123,243 basic subscribers, 40,134 premium subscribers, 69,775 expanded basic subscribers and passed approximately 201,000 homes.

Revenues increased approximately $700,000 or 4.8%, from $14.7 million to $15.4 million for the three months ended March 31, 2001. The operations of NCN were completely discontinued during the first quarter of 2001. Taking this into account, revenues for the three months ended March 31, 2001 would have increased approximately $800,000 or 5.4% over the same period in 2000. Of these revenues, approximately $10.6 million (68.8%) was derived from basic services, $1.0 million (6.5%) from premium services, $2.1 million (13.6%) from expanded basic services, $316,000 (2.1%) from service maintenance contracts, $637,000 (4.1%) from advertising, and $727,000 (4.7%) from other sources. The increase in revenues was primarily attributable to: (i) rate increases implemented in a majority of the Company’s systems; (ii) revenue from the higher penetration of new product tiers; and approximately $45,000 in revenues from the Kingston, Washington system which was acquired on March 31, 2000. Average monthly revenue per basic subscriber increased $2.36 or 6.0%, from $39.25 to $41.61 for the three months ended March 31, 2001.

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

Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2001. Adjustments to the $5.0 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $5.2 million of depreciation and amortization, $2.1 million related to interest rate swap agreements and increases in operating liabilities of $1.6 million.

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

Earnings before charges for interest, taxes, depreciation and amortization (“EBITDA”) increased approximately $500,000 or 7.9%, from $6.3 million to $6.8 million for the three months ended March 31, 2001. Had the operation of NCN been discontinued in the first quarter of 2000, EBITDA would have increased approximately $400,000 or 6.3%, from $6.4 million to $6.8 million for the three months ended March 31, 2001. EBITDA as a percentage of revenues (“EBITDA Margin”) increased from 42.6% to 44.1% for the three months ended March 31, 2001. Assuming NCN operations were discontinued in the first quarter of 2000, EBITDA as a percentage of revenue would have increased from approximately 43.2% to 44.1% for the three months ended March 31, 2001. These changes were attributable primarily to the aforementioned increases in revenue as well as decreases in general and administrative expenses. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company’s operating performance.

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

At March 31, 2001, the outstanding balance under the Senior Credit Facility was $83.5 million. As of May 15, 2001, interest rates on the Senior Credit Facility were as follows: $20 million fixed at 9.54% under the terms of an interest rate swap agreement with the Company’s lender expiring August 20, 2002, $20 million fixed at 9.62% under the terms of an interest rate swap agreement with the Company’s lender expiring August 17, 2002, $42,540,000 fixed at 7.92% under the terms of an interest rate swap agreement with the Company’s lender expiring February 2, 2002; and $1 million fixed at a LIBOR based rate of 7.77% expiring June 18, 2001. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company’s overall leverage fluctuates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Company’s debt facilities. As of May 15, 2001, the Company had entered into three interest rate swap agreements for $20,000,000, $20,000,000, and $42,540,000 of these borrowings, to partially mitigate interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Company’s variable rate obligations would be approximately $893,000, of which, $825,000 would be mitigated by interest rate swap agreements currently in place.

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

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit Index

99 (a).	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 (b).	Certification of the President (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Northland Cable Television, Inc. and Subsidiary

SIGNATURES	CAPACITIES	DATE

/s/ Richard I. Clark Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-8-02

/s/ Gary S. Jones	President	11-8-02
Gary S. Jones

CERTIFICATIONS

I, John Whetzell certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Northland Cable Television, Inc., and Subsidiary;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 8, 2002

/s/ JOHN S. WHETZELL

John S. Whetzell Chief Executive Officer

I, Gary Jones certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Northland Cable Television, Inc., and Subsidiary;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 8, 2002

/s/ GARY S. JONES

Gary S. Jones President (Principal Financial and Accounting Officer)