Form 10-Q/A
period 2001-06-30
NORTHLAND CABLE TELEVISION INC
filed 2002-11-08
CIK 1051920

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

Yes   [X]   No   [   ]

This filing contains 21 pages. Exhibits index appears on page 16.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2001	2000

	(restated)
ASSETS
Current Assets:
Cash	$2,091,436	$2,551,425
Due from affiliates	1,315,082	1,160,446
Accounts receivable	2,293,773	2,187,586
Prepaid expenses	588,683	571,020

Total current assets	6,288,974	6,470,477
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $52,283,558 and $48,199,085, respectively	58,907,532	56,038,530
Franchise agreements, net of accumulated amortization of $45,183,819 and $40,107,541, respectively	58,206,768	63,283,045
Goodwill, net of accumulated amortization of $2,480,049 and $2,393,494, respectively	4,444,384	4,530,939
Other intangible assets, net of accumulated amortization of $5,459,911 and $4,822,853, respectively	5,030,976	5,674,683

Total investment in cable television properties	126,589,660	129,527,197

Total assets	$132,878,634	$135,997,674

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	90,352	754,908
Accrued expenses	6,348,247	6,951,496
Converter deposits	126,344	122,674
Subscriber prepayments	1,880,419	1,549,945
Due to affiliates	717,166	103,098
Interest rate swaps	1,683,529	—

Total current liabilities	10,846,057	9,482,121
Notes payable	185,540,000	182,540,000

Total liabilities	196,386,057	192,022,121

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	11,560,527	11,560,527
Accumulated deficit	(75,547,950)	(67,584,974)
Accumulated other comprehensive income	480,000	—

Total shareholder’s deficit	(63,507,423)	(56,024,447)

Total liabilities and shareholder’s deficit	$132,878,634	$135,997,674

The accompanying notes are an integral part of these consolidated balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME — (UNAUDITED)

	For the six months ended June 30,

	2001	2000

	(restated)
Revenues:
Service revenues	$30,930,182	$29,785,925
Programming and production revenues from affiliates	—	209,943

Total Revenues	30,930,182	29,995,868

Expenses:
Cable system operations (including $164,372 and $141,617, net paid to affiliates in 2001 and 2000, respectively), excluding depreciation and amortization expense recorded below	10,843,322	10,276,487
General and administrative (including $465,553 and $1,116,727, net paid to affiliates in 2001 and 2000, respectively)	4,908,848	5,375,069
Management fees paid to parent	1,546,509	1,495,372
Depreciation and amortization	10,199,118	9,807,375

Total operating expenses	27,497,797	26,954,303

Income from operations	3,432,385	3,041,565
Other income (expense):
Interest expense	(9,281,286)	(8,887,422)
Interest income and other, net	64,837	82,155
Unrealized loss on interest rate swaps	(2,163,529)	—
Loss on disposal of assets	(15,383)	(52,467)

	(11,395,361)	(8,857,734)

Net loss	$(7,962,976)	$(5,816,169)

Other comprehensive income:
Cumulative effect of change in accounting principle	689,000	—
Reclassification of accumulated other comprehensive income to unrealized loss on interest rate swaps	(209,000)	—

Other comprehensive income	480,000	—

Total comprehensive loss	$(7,482,976)	$(5,816,169)

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE (LOSS) — (UNAUDITED)

	For the three months ended June 30,

	2001	2000

	(restated)
Revenues:
Service revenues	$15,524,527	$15,053,825
Programming and production revenues from affiliates	—	102,033

Total Revenues	15,524,527	15,155,858

Expenses:
Cable system operations (including $79,357 and $64,006, net paid to affiliates in 2001 and 2000, respectively), excluding depreciation and amortization expense recorded below	5,348,464	5,131,452
General and administrative (including $339,211 and $531,211, net paid to affiliates in 2001 and 2000, respectively)	2,552,640	2,676,180
Management fees paid to parent	776,860	756,952
Depreciation and amortization	5,135,646	4,956,041

Total operating expenses	13,813,610	13,520,625

Income from operations	1,710,917	1,635,233
Other income (expense):
Interest expense	(4,638,672)	(4,476,341)
Interest income and other, net	28,711	42,738
Unrealized loss on interest rate swaps	(92,683)	—
Loss on disposal of assets	(12,194)	(57,834)

	(4,714,838)	(4,491,437)

Net loss	$(3,003,921)	$(2,856,204)

Other comprehensive loss:
Reclassification of accumulated other comprehensive income to unrealized loss on interest rate swaps	(105,000)	—

Other comprehensive loss	(105,000)	—

Total comprehensive loss	$(3,108,921)	$(2,856,204)

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,

	2001	2000

	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,962,976)	$(5,816,169)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	10,199,118	9,807,375
Unrealized loss on interest rate swaps	2,163,529	—
Amortization of loan costs	335,991	461,892
Loss on disposal of assets	15,383	52,467
(Increase) decrease in operating assets:
Accounts receivable	(106,187)	212,370
Prepaid expenses	(17,663)	43,404
Due from affiliates	(154,636)	5,369
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(1,267,805)	(1,031,562)
Due to affiliates	614,068	1,690,059
Converter deposits	3,670	2,806
Subscriber prepayments	330,474	386,767

Net cash provided by operating activities	4,152,966	5,814,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems	—	(3,100,000)
Investment in cable television properties	(7,560,286)	(4,229,555)
Proceeds from disposal of assets	14,420	35,050
Franchise agreements and other intangibles	(67,089)	(4,502)

Net cash used in investing activities	(7,612,955)	(7,299,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,000,000	3,100,000
Principal payments on borrowings, net	—	(1,500,000)

Net cash provided by financing activities	3,000,000	1,600,000
(DECREASE) INCREASE IN CASH	(459,989)	115,771
CASH, beginning of period	2,551,425	1,366,050

CASH, end of period	$2,091,436	$1,481,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,029,838	$8,373,840

Cash paid during the period for state income taxes	$12,604	$18,967

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

Management and the Board of Directors of the Company concluded that it was in the best interest of the Company to reissue the financial statements for the periods affected by this misclassification, and the financial statements presented in this filing have been restated as follows to correct for this matter:

	As of June 30, 2001

	As Reported	As Restated

BALANCE SHEET DATA:
Total assets	$132,878,634	$132,878,634

Total liabilities	$196,386,057	$196,386,057

Shareholder’s deficit:
Common stock	$11,560,527	$11,560,527
Accumulated deficit	(75,067,950)	(75,547,950)
Accumulated other comprehensive income	—	480,000

Shareholder’s deficit	$(63,507,423)	$(63,507,423)

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001

	As Reported	As Restated	As Reported	As Restated

INCOME STATEMENT DATA:
Service revenues	$15,524,527	$15,524,527	$30,930,182	$30,930,182
Income from operations	$1,710,917	$1,710,917	$3,432,385	$3,432,385
Unrealized loss on interest rate swap agreements	(197,683)	(92,683)	(1,683,529)	(2,163,529)
Interest income and other, net	28,711	28,711	(624,163)	64,837

Net loss before cumulative effect of change in accounting principle	(3,108,921)	(3,003,921)	(8,171,946)	(7,962,976)
Cumulative effect of change in accounting principle	—	—	689,000	—

Net loss	(3,108,921)	(3,003,921)	(7,482,976)	(7,962,976)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	—	—	689,000
Reclassification of accumulated other comprehensive income to unrealized loss on interest rate swap agreements	—	(105,000)	—	(209,000)

Other comprehensive (loss) income	—	(105,000)	—	480,000

Total comprehensive loss	$(3,108,921)	$(3,108,921)	$(7,482,976)	$(7,482,976)

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

	For the three months ended June 30,		For the six months ended June 30,

	2001	2000	2001	2000

INCOME STATEMENT INFORMATION:
Revenues from affiliates (including $92,772 and $198,296 of intercompany revenue eliminated in consolidation during the three and six months ended June 30, 2000, respectively)	$—	$194,805	$—	$408,239
Operating expenses	(99)	(150,587)	(2,651)	(329,877)
Other, net	—	(3,043)	—	(13,925)

Net income (loss)	$(99)	$41,175	$(2,651)	$64,437

	June 30,	December 31,
	2001	2000

BALANCE SHEET INFORMATION:
Current assets	2,152,571	2,229,287
Less: intercompany elimination	(2,042,522)	(2,018,237)

Total assets	$110,049	$211,050

Total liabilities	$125	$70,188

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

The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives, $689,000 as other comprehensive income related to the cumulative effect of a change in accounting principle, which is being amortized into earnings over the life of the interest rate swap agreements, and other expense of approximately $2.2 million due to the change in value of its derivatives during the six months ended June 30, 2001, offset by the amortization of the change in accounting principle of $209,000.

Statement of Financial Accounting Standards (SFAS) No. 141 and 142 — In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard(SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed in Note 1 to the condensed consolidates financial statements, in July of 2002, management of the Company became aware of a misclassification in the Company’s financial statements as of, and for the year ended December 31, 2001, the quarterly periods within 2001 and for the quarter ended March 31, 2002. The misclassification relates to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity,” on January 1, 2001 for those interest rate swap agreements that existed at implementation. Correction of this misclassification resulted in the initial reclassification in the first quarter of 2001 of a non-cash item from the Company’s statement of operations to other comprehensive income in 2001, and included as accumulated other comprehensive income, a component of shareholder’s deficit. Subsequent to the initial reclassification, the reclassified amount is thereafter recorded in the restated statements of operations through the third quarter of 2002. Management and the Board of Directors of the Company concluded that it was in the best interest of the Company to reissue the financial statements for the periods affected by this misclassification. The financial statements and disclosures presented in this filing have been restated to correct for this matter.

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

Cable system operations, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $500,000 or 5% from $10.3 million to $10.8 million for the six months ended June 30, 2001. Taking into consideration the discontinuation of NCN operations, operating expense for the six months ended June 30, 2001 would have increased approximately $900,000 or 9% over the same period in 2000. This increase is primarily attributable to: (i) increases in salary and benefit expenses due to annual cost of living adjustments, (ii) increased programming costs resulting from rate increases by certain programming vendors as well as the launch of new programming services in various systems; (iii) increases in agency fees, which is directly related to increases in advertising revenues.

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

The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Company has recorded a liability equal to the fair value of its derivatives, $689,000 as other comprehensive income related to the cumulative effect of a change in accounting principle, which is being amortized into earnings over the life of the interest rate swap agreements, and other expense of approximately $2.2 million due to the change in value of its derivatives during the six months ended June 30, 2001, offset by the amortization of the change in accounting principle of $209,000.

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

The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Company has recorded a liability equal to the fair value of its derivatives, $689,000 as other comprehensive income related to the cumulative effect of a change in accounting principle, which is being amortized into earnings over the life of the interest rate swap agreements, and other expense of approximately $93,000 due to the change in value of its derivatives during the three months ended June 30, 2001, offset by the amortization of the change in accounting principle of $105,000.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy, which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company’s debt service obligations for the year ended December 31, 2001 are expected to be approximately $18 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2001. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements, excluding acquisitions and certain levels of capital expenditures, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2001. Adjustments to the $7.9 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $10.5 million of depreciation and amortization, $2.2 million relating to interest rate derivatives and increases in operating liabilities of approximately $320,000.

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

At June 30, 2001, the outstanding balance under the Senior Credit Facility was $85.5 million. As of August 14, 2001, interest rates on the Senior Credit Facility were as follows: $20 million fixed at 9.54% under the terms of an interest rate swap agreement with the Company’s lender expiring August 20, 2002, $20 million fixed at 9.62% under the terms of an interest rate swap agreement with the Company’s lender expiring August 17, 2002, $42.5 million fixed at 7.92% under the terms of an interest rate swap agreement with the Company’s lender expiring February 2, 2002; and $3 million fixed at a LIBOR based rate of 6.58% expiring August 13, 2001. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company’s overall leverage fluctuates.

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

Closing is expected to occur September 30, 2001 and is conditioned upon the approval of the seller’s limited partners and compliance by the Company with the financial covenants of it’s senior loan agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Company’s debt facilities. As of August 14, 2001, the Company had entered into three interest rate swap agreements for $20,000,000, $20,000,000, and $42,540,000 of these borrowings, to partially mitigate interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Company’s variable rate obligations would be approximately $893,000, of which $825,000 is mitigated by interest rate swap agreements currently in place.

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