Form 10-Q/A
period 2001-09-30
NORTHLAND CABLE TELEVISION INC
filed 2002-11-08
CIK 1051920

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

Yes [X]      No [   ]

This filing contains 23 pages. Exhibits index appears on page 18.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2001	2000

	(restated)
ASSETS
Current Assets:
Cash	$5,583,201	$2,551,425
Due from affiliates	1,287,746	1,160,446
Accounts receivable	2,193,077	2,187,586
Prepaid expenses	772,832	571,020

Total current assets	9,836,856	6,470,477
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $54,580,070 and $48,199,085, respectively	60,043,629	56,038,530
Franchise agreements, net of accumulated amortization of $47,721,957 and $40,107,541, respectively	58,498,942	63,283,045
Goodwill, net of accumulated amortization of $2,523,327 and $2,393,494, respectively	4,401,106	4,530,939
Other intangible assets, net of accumulated amortization of $5,815,680 and $4,822,853, respectively	4,875,269	5,674,683

Total investment in cable television properties	127,818,946	129,527,197

Total assets	$137,655,802	$135,997,674

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	120,271	754,908
Accrued expenses	9,550,587	6,951,496
Converter deposits	149,426	122,674
Subscriber prepayments	1,807,138	1,549,945
Due to affiliates	823,957	103,098
Interest rate swaps	2,096,568	—
Note payable to affiliate	3,670,254	—

Total current liabilities	18,218,201	9,482,121
Notes payable	185,540,000	182,540,000

Total liabilities	203,758,201	192,022,121

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,310,527	11,560,527
Accumulated deficit	(78,786,926)	(67,584,974)
Accumulated other comprehensive income	374,000	—

Total shareholder’s deficit	(66,102,399)	(56,024,447)

Total liabilities and shareholder’s deficit	$137,655,802	$135,997,674

The accompanying notes are an integral part of these consolidated balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) — (UNAUDITED)

	For the nine months ended September 30,

	2001	2000

	(restated)
Revenues:
Service revenues	$46,384,483	$44,913,365
Programming and production revenues from affiliates	—	313,973

Total Revenues	46,384,483	45,227,338

Expenses:
Cable system operations (including $206,193 and $211,526, net paid to affiliates in 2001 and 2000, respectively), excluding depreciation and amortization expense recorded below	16,333,213	15,546,559
General and administrative (including $616,500 and $1,507,327, net paid to affiliates in 2001 and 2000, respectively)	7,426,397	7,932,434
Management fees paid to parent	2,319,224	2,256,739
Depreciation and amortization	15,370,850	14,782,302

Total operating expenses	41,449,684	40,518,034

Income from operations	4,934,799	4,709,304
Other income (expense):
Interest expense	(13,790,081)	(13,422,670)
Interest income and other, net	95,578	108,936
Unrealized loss on interest rate swaps	(2,470,568)	—
Gain (loss) on disposal of assets	28,320	(94,425)

	(16,136,751)	(13,408,159)

Net loss before extraordinary item	$(11,201,952)	$(8,698,855)

Extraordinary item:
Loss on extinguishment on debt, net	—	(2,092,944)

Net loss	$(11,201,952)	$(10,791,799)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	689,000	—
Reclassification of accumulated other comprehensive income to unrealized loss on interest rate swaps	(315,000)	—

Other comprehensive income	374,000	—

Total comprehensive loss	$(10,827,952)	$(10,791,799)

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) — (UNAUDITED)

	For the three months ended September 30,

	2001	2000

	(restated)
Revenues:
Service revenues	$15,454,301	$15,127,440
Programming and production revenues from affiliates	—	104,031

Total Revenues	15,454,301	15,231,471

Expenses:
Cable system operations (including $29,488 and $69,658, net paid to affiliates in 2001 and 2000, respectively), excluding depreciation and amortization expense recorded below	5,489,892	5,269,772
General and administrative (including $150,948 and $390,600, net paid to affiliates in 2001 and 2000, respectively)	2,517,549	2,557,366
Management fees paid to parent	772,715	761,367
Depreciation and amortization	5,171,732	4,974,927

Total operating expenses	13,951,888	13,563,432

Income from operations	1,502,413	1,668,039
Other income (expense):
Interest expense	(4,508,795)	(4,535,248)
Interest income and other, net	30,741	26,780
Unrealized loss on interest rate swaps	(307,039)	—
Gain (loss) on disposal of assets	43,704	(41,958)

	(4,741,389)	(4,550,426)

Extraordinary item:
Loss on extinguishment on debt, net	—	(2,092,944)

Net loss	$(3,238,976)	$(4,975,331)

Other comprehensive loss:
Reclassification of accumulated other comprehensive income to unrealized loss on interest rate swaps	(106,000)	—

Other comprehensive loss	(106,000)	—

Total comprehensive loss	$(3,344,976)	$(4,975,331)

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,

	2001	2000

	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,201,952)	$(10,791,799)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	15,370,850	14,782,302
Unrealized loss on interest rate swaps	2,470,568	—
Amortization of loan costs	503,987	650,194
Loss on extinguishment of debt	—	2,092,944
(Gain) loss on disposal of assets	(28,320)	94,425
(Increase) decrease in operating assets:
Accounts receivable	18,994	114,254
Prepaid expenses	(193,119)	(380,908)
Due from affiliates	(127,300)	(164,342)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,943,563	2,348,561
Due to affiliates	720,859	254,764
Converter deposits	23,987	11,703
Subscriber prepayments	63,666	(69,173)

Net cash provided by operating activities	9,565,783	8,942,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems	—	(3,100,000)
Investment in cable television properties	(9,604,380)	(6,819,460)
Proceeds from disposal of assets	210,888	35,250
Franchise agreements and other intangibles	(96,494)	(77,027)

Net cash used in investing activities	(9,489,986)	(9,961,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,000,000	81,790,000
Principal payments on borrowings, net	—	(77,955,106)
Loan fees and other costs incurred	(44,021)	(2,053,001)

Net cash provided by financing activities	2,955,979	1,781,893

INCREASE IN CASH	3,031,776	763,581
CASH, beginning of period	2,551,425	1,366,050

CASH, end of period	$5,583,201	$2,129,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,716,151	$9,406,959

Cash paid during the period for state income taxes	$13,051	$25,136

On September 30, 2001 the Company acquired a cable system serving areas in and around Highlands, North Carolina from an affiliated limited partnership. The system was acquired at an adjusted purchase price of approximately $4.45 million and was financed with a note due to a related party of approximately $3.7 million and an equity contribution from the Company’s parent of $750,000. The note was paid in October of 2001.

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001
(Unaudited)

(1) BASIS OF PRESENTATION:

Interim Financial Statements

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

Management and the Board of Directors of the Company concluded that it was in the best interest of the Company to reissue the financial statements for the periods affected by this misclassification, and the financial statements presented in this filing have been restated as follows to correct for this matter:

	As of September 30, 2001

	As Reported	As Restated

BALANCE SHEET INFORMATION:
Total assets	$137,655,802	$137,655,802

Total liabilities	$203,758,201	$203,758,201

Shareholder’s deficit:
Common stock	$12,310,527	$12,310,527
Accumulated deficit	(78,412,926)	(78,786,926)
Accumulated other comprehensive income	—	374,000

Shareholder’s deficit	$(66,102,399)	$(66,102,399)

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

	As Reported	As Restated	As Reported	As Restated

INCOME STATEMENT INFORMATION:
Service revenues	$15,454,301	$15,454,301	$46,384,483	$46,384,483
Income from operations	$1,502,413	$1,502,413	$4,934,799	$4,934,799
Unrealized loss on interest rate swap agreements	(413,039)	(307,039)	(2,785,568)	(2,470,568)
Net loss before cumulative effect of change in accounting principle	(3,344,976)	(3,238,976)	(11,516,952)	(11,201,952)
Cumulative effect of change in accounting principle	—	—	689,000	—

Net loss	$(3,344,976)	$(3,238,976)	$(10,827,952)	$(11,201,952)

Other comprehensive income:
Cumulative effect of change in accounting principle	—	—	—	689,000
Reclassification of other comprehensive income to unrealized loss on interest rate swap agreements	—	(106,000)	—	(315,000)

Other comprehensive (loss) income	—	(106,000)	—	374,000

Total comprehensive loss	$(3,344,976)	$(3,344,976)	$(10,827,952)	$(10,827,952)

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

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

INCOME STATEMENT INFORMATION:
Revenues from affiliates (including $90,026 and $288,322 of intercompany revenue eliminated in consolidation during the three and nine months ended September 30, 2000, respectively)		$194,057	$—	$602,295
Operating expenses	(226)	(161,061)	(2,877)	(490,939)
Other, net	—	(6,016)	—	(19,940)

Net income (loss)	$(226)	$26,980	$(2,877)	$91,416

	September 30,	December 31,
	2001	2000

BALANCE SHEET INFORMATION:
Current assets	2,152,470	2,229,287
Less: intercompany elimination	(1,971,763)	(2,018,237)

Total assets	$180,707	$211,050

Total liabilities	$—	$70,188

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

Pro forma operating results of the Company for the three and nine months ending September 30, 2001 and 2000, assuming the acquisition the Highlands System as of the beginning of 2000, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Service revenues	$15,800,000	$15,600,000	$47,400,000	$46,200,000

Net loss	$(3,200,000)	$(4,900,000)	$(11,100,000)	$(10,600,000)

Total comprehensive loss	$(3,300,000)	$(4,900,000)	$(10,800,000)	$(10,600,000)

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

The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives, $689,000 as other comprehensive income related to the cumulative effect of a change in accounting principle, which is being amortized into earnings over the life of the interest rate swap agreements, and other expense of approximately $2.5 million due to the change in value of its derivatives during the nine months ended September 30, 2001, offset by the amortization of the change in accounting principle of $315,000.

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

Statement of Financial Accounting Standards (SFAS) No. 143 — In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for fiscal 2003. The company has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

Statement of Financial Accounting Standards (SFAS) No. 144 — In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Implementation of Statement No. 144, which is effective for fiscal 2002, is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed in Note 1 to the financial statements, in July of 2002, management of the Company became aware of a misclassification in the Company’s financial statements as of, and for the year ended December 31, 2001, the quarterly periods within 2001 and for the quarter ended March 31, 2002. The misclassification relates to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity,” on January 1, 2001 for those interest rate swap agreements that existed at implementation. Correction of this misclassification resulted in the initial reclassification in the first quarter of 2001 of a non-cash item from the Company’s statement of operations to other comprehensive income in 2001, and included as accumulated other comprehensive income, a component of shareholder’s deficit. Subsequent to the initial reclassification, the reclassified amount is thereafter recorded in the restated statement of operations through the third quarter of 2002. Management and the Board of Directors of the Company concluded that it was in the best interest of the Company to reissue the financial statements for the periods affected by this misclassification. The financial statements and disclosures in this filing have been restated to correct for this matter.

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

The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Company has recorded a liability equal to the fair value of its derivatives, $689,000 as other comprehensive income related to the cumulative effect of a change in accounting principle, which is being amortized into earnings over the life of the interest rate swap agreements, and other expense of approximately $2.5 million due to the change in value of its derivatives during the nine months ended September 30, 2001, offset by the amortization of the change in accounting principle of $315,000.

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

The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Company has recorded a liability equal to the fair value of its derivatives, $689,000 as other comprehensive income related to the cumulative effect of a change in accounting principle, which is being amortized into earnings over the life of the interest rate swap agreements, and other expense of approximately $307,000 due to the change in value of its derivatives during the three months ended September 30, 2001, offset by the amortization of the change in accounting principle of $106,000.

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

Net cash provided by operating activities was $9.6 million for the nine months ended September 30, 2001. Adjustments to the $11.2 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $15.9 million of depreciation and amortization, $2.5 million relating to interest rate derivatives and increases in operating liabilities of approximately $2.7 million.

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

At September 30, 2001, the outstanding balance under the Senior Credit Facility was $85.5 million. As of November 14, 2001, interest rates on the Senior Credit Facility were as follows: $20 million fixed at 9.54% under the terms of an interest rate swap agreement with the Company’s lender expiring August 20, 2002, $20 million fixed at 9.62% under the terms of an interest rate swap agreement with the Company’s lender expiring August 17, 2002, $42.5 million fixed at 7.92% under the terms of an interest rate swap agreement with the Company’s lender expiring February 2, 2002; and $3 million fixed at a LIBOR based rate of 6.31% expiring November 19, 2001. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company’s overall leverage fluctuates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Company’s debt facilities. As of November 14, 2001, the Company had entered into three interest rate swap agreements for $20,000,000, $20,000,000, and $42,540,000 of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Company’s variable rate obligations would be approximately $893,000, of which $825,000 is mitigated by interest rate swap agreements currently in place.

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

Northland Cable Television, Inc. and Subsidiary

SIGNATURES	CAPACITIES	DATE

/s/ Richard I. Clark Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-8-02

/s/ Gary S. Jones Gary S. Jones	President	11-8-02

CERTIFICATIONS

I, John Whetzell certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Northland Cable Television, Inc., and Subsidiary;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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