Form 10-K/A
period 2001-12-31
NORTHLAND CABLE TELEVISION INC
filed 2002-11-08
CIK 1051920

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2001

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from _______to________

Commission file number 333-43157

NORTHLAND CABLE TELEVISION, INC.

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON	91-1311836

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

AND SUBSIDIARY GUARANTOR:

NORTHLAND CABLE NEWS, INC.

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON	91-1638891

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 WASHINGTON MUTUAL TOWER 1201 THIRD AVENUE, SEATTLE, WASHINGTON	98101

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 621-1351

Securities registered pursuant to including Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

(NONE)	(NONE)

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

Yes   [X]   No   [   ]

The following documents are incorporated into this Report by reference: None

This filing contains 56 pages. Exhibits Index and Financial Statements/Schedules Index appear on page 30.

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

PART I

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Northland Cable Television, Inc. and Subsidiary (the “Company”) for the fiscal year ended December 31, 2001 is being filed to amend and restate the items described below contained in our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 1, 2002.

This Amendment No.1 makes changes to Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 (Financial Statements and Supplementary Data), and Item 14 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K) for the following purposes:

To restate our consolidated financial statements as of and for the year ended December 31, 2001, and the four quarters within that year, to correct certain non-operating, non-cash items related to the transition accounting for certain interest rate swap agreements, as more fully described in the first paragraphs of Item 7 and in Note 2 to our consolidated financial statements included in Item 8, as well as other inconsequential changes in other portions of the filing; and

To include the report of KPMG LLP on our consolidated financial statements for the year ended December 31, 2001 in Item 8.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, we have not updated the disclosures in this report to as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report.

ITEM 1. BUSINESS

Northland Cable Television, Inc. (the “Company”), a Washington Corporation, was formed in October 1985 and owns and operates 36 cable television systems serving small cities, towns, and rural communities in California, Georgia, South Carolina, North Carolina, Texas and Washington (collectively the “Systems”). The Company is a wholly-owned subsidiary of Northland Telecommunications Corporation (“NTC”), which, together with the Company and its other affiliates, has specialized in providing cable television and related services in non-urban markets since 1981. Other subsidiaries of NTC include:

NORTHLAND COMMUNICATIONS CORPORATION (“NCC”) — formed in March 1981 and principally involved in the ownership and management of cable television systems. NCC is the sole shareholder of Northland Cable Properties, Inc.

NORTHLAND CABLE PROPERTIES, INC. (“NCPI”) — formed in February 1995 and principally involved in the direct ownership of local cable television systems. At December 31, 2001, NCPI is the majority member of Northland Cable Ventures LLC.

NORTHLAND CABLE VENTURES LLC (“NCV”) — formed in June 1998 and principally involved in the direct ownership of local cable television systems. NCV’s minority member is an LLC principally owned by executives of the Company.

NORTHLAND CABLE SERVICES CORPORATION (“NCSC”) — formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems and is the sole shareholder of Cable Ad-Concepts.

CABLE AD-CONCEPTS, INC. (CAC) — formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland- affiliated cable systems.

NORTHLAND MEDIA, INC. — formed in April 1995 as a holding company. Sole shareholder of the two following entities:

STATESBORO MEDIA, INC. — formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas.

CORSICANA MEDIA, INC. — purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

Since closing its initial acquisition in 1986, the Company has continued to target, negotiate and complete acquisitions of cable systems and integrate the operation of such systems. The Company has increased its basic and premium subscribers through strategic acquisitions, selective system upgrades and extensions of its cable systems. As of December 31, 2001, the total number of basic subscribers served by the Systems was 113,938, and the Company’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 59%.

The Company has 91 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2022, have been granted by local and county authorities in the areas in which the Systems operate. The Company has historically been able to renew its franchises without incurring significant costs, and management believes that any particular franchise will be renewed or that it can be renewed on commercially favorable terms, however, no assurances can be given.

Franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

THE SYSTEMS

The Company’s systems are divided into four geographical regions. Unless otherwise indicated, all operating statistical data set forth in the following table and the region-by-region description of the Systems which follows are as of December 31, 2001.

							AVERAGE
							MONTHLY
				PERCENT OF			REVENUE
		BASIC		BASIC	PREMIUM		PER	EBITDA
	HOMES	SUBSCRIBERS	BASIC	SUBSCRIBERS	SERVICE	PREMIUM	BASIC	MARGIN
REGION	PASSED(1)	(2)	PENETRATION	(3)	UNITS(4)	PENETRATION	SUBSCRIBER	(5)

So. Carolina/No. Carolina/Georgia	99,030	60,519	61.1%	53.1%	27,842	46.0%	$44.69	44.1%
Washington	25,775	16,341	63.4%	14.3%	4,940	30.2%	$42.16	41.9%
Texas	47,950	25,641	53.5%	22.5%	9,281	36.2%	$41.12	43.8%
California	19,090	11,437	59.9%	10.0%	5,457	47.7%	$39.46	40.3%

Total Systems	191,845	113,938	59.4%	100.0%	47,520	41.7%	$42.92	43.3%

(1)	Homes passed refers to estimates of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(2)	The number of basic subscribers has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenue for bulk accounts by the full basic service rate for the community in which the account is located.

(3)	Percentage of all basic subscribers based on an aggregate of all Systems.

(4)	Premium service units represents the number of subscriptions to premium channels.

(5)	EBITDA represents income (loss) before interest expenses, income taxes, depreciation and amortization and other non-cash income (expenses). EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company’s operating performance. EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company’s ability to service its indebtedness. EBITDA margin represents EBITDA as a percentage of revenue.

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

Highlands, North Carolina. The Highlands system serves 2,568 subscribers from a single headend with approximately 85% of the subscribers served by 330 MHz channel capacity and 15% served by 450 MHz capacity. Highlands is located on a plateau of the Blue Ridge Mountains where Georgia, North Carolina and South Carolina meet. The Highlands area has long been a vacation destination for affluent families from many Southern cities. The area is encircled by 200,000 acres of the End National Forest. One of the main attractions of Highlands is the area’s exclusive golf clubs. The system experiences seasonality in its subscriber base, the area’s low season (winter) and high season (summer) fluctuate by approximately 700 basic subscribers.

The Washington Region. The Washington Region serves 16,341 subscribers from four headends and is operated from two offices located in Port Angeles and Moses Lake, Washington. The two largest headends serve 12,380 subscribers, or 75.8% of the Company’s total subscribers in the region.

Port Angeles, Washington. The Port Angeles system serves 6,014 subscribers from one headend. The system utilizes a fiber optic backbone designed to support a 750 MHz capacity with 65% of the subscribers served by at least 330 MHz capacity plant and 35% served by 550 MHz capacity plant. An ongoing upgrade of the Port Angeles system to 550 MHz channel capacity began in late 2001. The Company began offering digital television service in the Port Angeles system during 2000. Port Angeles is located near the Olympic National Park and is the county seat for Clallam County. The system’s office and headend sites are owned by the Company.

Moses Lake, Washington. The Moses Lake area systems serve 10,328 subscribers from three headends. The Moses Lake headend serves 61.6% of the subscribers and was recently upgraded to 450 MHz channel capacity which included the expansion of the fiber optic backbone designed to support a 750 MHz capacity. The Company began offering digital television service in the Moses Lake system during 1999. The office, three headend sites and a microwave site are owned by the Company. The three headends are interconnected via microwave for the delivery of certain off-air broadcast signals imported from the Seattle and Spokane, Washington markets and TVW which is a state version of C-SPAN. Each system maintains a separate headend facility for reception and distribution of satellite signals. An upgrade of the Othello system to 450 MHz was recently completed. The Ephrata system is currently being upgraded to 550 MHz capacity with completion projected by early 2003.

The Texas Region. The Texas Region is characterized by smaller systems, with 17 headends serving 25,641 subscribers. Eight headends currently serve 82.9% of the subscribers. Additionally, the Company’s management structure allows it to achieve operating efficiencies, as only five local offices are required to service the region.

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

Oakhurst, California. The Oakhurst, California area is one of the entrances to Yosemite National Park. The Oakhurst area systems serve 4,154 subscribers from a cluster of five headends. The Oakhurst headend serves 64.4% of the subscribers in the area. An upgrade of the Oakhurst system to 450 MHz capacity with approximately 90.0% of the system’s subscribers served was recently completed. The Company began offering digital television service in the Oakhurst system during 2001. The current upgrade plan includes the construction of a fiber optic backbone, with the interconnect and subsequent elimination of one headend.

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

Mount Shasta, California. The Mount Shasta, California system, serves 4,313 subscribers from a primary headend and is located in close proximity to the Company’s Yreka system. The system sits at the base of 14,162 foot Mt. Shasta, which attracts tourists year round with skiing, hiking and golf courses nearby. The communities of Mount Shasta, Dunsmuir and Weed are connected by fiber optic backbone and the community of McCloud is connected via AML microwave. Portions of the system serving approximately 85% of the subscribers are currently at 330 MHz capacity with the remaining 15% at 550 MHz. The completion of an upgrade to 550 MHz is planned. The Company began offering digital television service in the Mount Shasta system in 2000. The Mount Shasta area has a strong economic base. Forestry, forest services and tourism are the major industries.

As of December 31, 2001, the Company had approximately 179 full-time employees and 10 part-time employees. Nine of the Company’s employees at its Moses Lake, Washington system are represented by a labor union. The Company considers its relations with its employees to be good.

The Company’s cable television business generally is not considered seasonal. Its business is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No customer accounts for 10% or more of revenues. No material portion of the Company’s business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of any governmental unit, except that franchise agreements may be terminated or modified by the franchising authorities as noted above. During the last year, the Company did not engage in any research and development activities.

Company revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into four categories: basic subscribers, expanded basic subscribers, premium subscribers, and digital subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of programming service, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, The Movie Channel, Encore and Starz. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered.

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

BROADCAST TELEVISION

Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on the viewer’s television without charge using an “off-air” antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC will provide incumbent broadcast licensees with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

OVERBUILDS

Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system such as headends, trunk lines and drops to individual subscribers homes throughout the franchise areas.

Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction. See “Regulation and Legislation” below. It is therefore possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Company cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Company’s cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

DIRECT BROADCAST SATELLITE SERVICE

High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 17 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 200 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The availability of DBS equipment at reasonable prices (often free with promotions), and the relative attractiveness of the programming options offered by the cable television industry and direct broadcast satellite competitors will impact the ability of providers of DBS service to compete successfully with the cable television industry. Recently, the two leading DBS providers announced their intent to merge into one DBS provider, which, according to the companies’ FCC filings, would enable the merged company to offer services such as local broadcast programming in all U.S. markets and high-speed Internet access nationwide; if this merger is approved by both the FCC and Department of Justice, DBS may become a stronger competitor to the cable television industry.

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

The Company expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Company cannot assess the effects, if any, that present regulation may have on the Company’s operations and potential appreciation of its Systems. There can be no assurance that the final form of regulation will not have a material adverse impact on the Company’s operations.

The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecommunications Act has altered the regulatory structure governing the nation’s communications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company’s operations.

CABLE RATE REGULATION

The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subject to rate regulation, unless they face “effective competition” in their local franchise area. Federal law now defines “effective competition” on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace, although this may change in light of emerging DBS competition.

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

As of December 31, 2001, approximately 10% of the Company’s local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of packaged, non-“premium”, programming services typically containing satellite-delivered programming. The FCC’s authority, however, with respect to smaller operators like the Company ended in 1996.

Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this “benchmark” regulatory scheme in favor of traditional “cost-of-service” regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Company’s systems are eligible for these simplified cost-of-service rules (two pursuant to waivers granted by the FCC), and have calculated rates generally in accordance with those rules. To the extent the Company’s systems remain rate regulated on the basic service tier, this regulatory option affords the Company significant regulatory options.

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

Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations if unregulated cost rates increase dramatically. Should this occur, all rate deregulation including that applicable to small operators like the Company could be jeopardized. The 1996 Telecom Act also relaxes existing “uniform rate” requirements by specifying that uniform rate requirements do not apply where the operator faces “effective competition,” and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

CABLE ENTRY INTO TELECOMMUNICATIONS

The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant.

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

Many utilities were unsuccessful in attempting to impose unduly burdensome pole attachment rental fees for cable operator’s provision of Internet access services when the U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the “Pole Attachment Act”). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S. (January 16, 2002). The U.S. Supreme Court reversed the Eleventh Circuit’s decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act’s rate formula and other regulatory protections to cable television systems’ attachments over which commingled cable television and cable modem services are provided.

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

Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system’s activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC’s open video system rules, including its preemption of local franchising. The FCC revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on entities pursuing open video system operation.

Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Co-located cable systems are cable systems serving an overlapping territory. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed “rural exemption.” The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

ADDITIONAL OWNERSHIP RESTRICTIONS

The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. However, in February 2002, the U.S. Court of Appeals for the D.C. Circuit found such local cross-ownership rule to be unlawful and vacated such rule. The 1996 Telecommunications Act also eliminates the three year holding period required under the 1992 Cable Act’s “anti-trafficking” provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television and multichannel multipoint distribution service facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate satellite master antenna television systems within their franchise area, provided that their operation is consistent with local cable franchise requirements.

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

MUST CARRY/RETRANSMISSION CONSENT

The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a “must carry” status or a “retransmission consent” status; the next such three-year period commencing January 1, 2003 and ending December 31, 2005. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on the Company’s business.

To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on the Company, although these provisions may affect the operations of the Company in the future, depending on factors as market conditions, the implementation of digital broadcasts, channel capacity and similar matters when these arrangements are renegotiated.

The burden associated with must carry may increase substantially if broadcasters proceed with conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The FCC initially ruled against the imposition of dual digital and analog “must carry” rules, but is conducting a further factual inquiry into whether such rules should be promulgated.

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

INSIDE WIRING; SUBSCRIBER ACCESS

In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This ruling by the FCC may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

OTHER REGULATIONS OF THE FEDERAL COMMUNICATIONS COMMISSION

In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as:

•	equal employment opportunity,

•	subscriber privacy,

•	programming practices, including, among other things,

•	syndicated program exclusivity

•	network program nonduplication,

•	local sports blackouts,

•	indecent programming,

•	lottery programming,

•	political programming,

•	sponsorship identification,

•	children’s programming advertisements, and

•	closed captioning,

• registration of cable systems and facilities licensing,

• maintenance of various records and public inspection files,

• aeronautical frequency usage,

• lockbox availability,

• antenna structure notification,

• tower marking and lighting,

• consumer protection and customer service standards,

• technical standards,

• consumer electronics equipment compatibility, and

• emergency alert systems.

The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator’s exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company’s ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

Cable operators distribute locally originated programming and advertising that use music controlled by major music performing rights organizations, such as Broadcast Music, Inc. (BMI). The cable industry has had a long series of negotiations and adjudications with certain of such organizations. The Company recently entered into an agreement with BMI setting forth, among other things, an agreed upon rate through 2004. Although we cannot predict the ultimate outcome of other industry proceedings or the amount of any license fees the Company may be required to pay for past and future use of association-controlled music, we do not believe these license fees will be significant to the Company’s business and operations.

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

The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Under the 1996 Telecom Act, cable operators are not required to obtain franchises for the provision of telecommunications services, and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of these services. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator’s cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

ITEM 2. PROPERTIES

The Company’s cable television systems are located in and around Stephenville, Marble Falls, Crockett, Mexia and Navasota, Texas; Moses Lake and Port Angeles, Washington; Clemson, Aiken and Greenwood, South Carolina; Highlands, North Carolina; Statesboro, Georgia; and Yreka, Mount Shasta and Oakhurst, California.

A cable television system consists of three principal operating components. The first component, known as the headend, receives television, radio and information signals generally by means of special antennas and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system’s service area, consists of microwave relays, coaxial or fiber optic cables and associated electronic equipment placed on utility poles or buried underground. The third component of the system is a “drop cable,” which extends from the distribution network into each customer’s home and connects the distribution system to the customer’s television set. An additional component used in certain systems is the home terminal device, or converter, that expands channel capacity to permit reception of more than twelve channels of programming on a non-cable ready television set.

The Company’s principal physical assets consist of cable television systems, including signal-receiving, encoding and decoding apparatus, headends, distribution systems and subscriber house drop equipment for each of its systems. The signal receiving apparatus typically includes a tower, antennas, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, typically are located near the receiving devices. The Company’s distribution systems consist primarily of coaxial cable and related electronic equipment. As upgrades are completed, the systems will generally incorporate fiber optic cable. Subscriber equipment consists of traps, house drops and, in some cases, converters. The Company owns its distribution systems, various office fixtures, test equipment and certain service vehicles. The physical components of the systems require maintenance and periodic upgrading to keep pace with technological advances.

The Company’s cables are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in trenches or placed in underground ducts. The FCC regulates most pole attachment rates under the federal Pole Attachment Act although in certain cases attachment rates are regulated by state law.

The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave complexes and business offices. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company’s business operations as presently conducted.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  There is no established public trading market for the Company’s common equity.

(b)  The Company has one common equity holder as of December 31, 2001.

(c)  During 2001, the Company did not pay cash dividends and has no intentions of paying cash dividends in the foreseeable future, due to restrictions in its loan agreement.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2000 December 31, 1999 have been derived from our financial statements audited by Arthur Andersen LLP, independent accountants. Additionally, the following selected financial data as of and for the year ended December 31, 2001 has been derived from our financial statements audited by KPMG LLP, independent accountants. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected financial data as of and for the year ended December 31, 2001 has been restated to reflect the effects of the correction described in Note 2 to the consolidated financial statements.

	Years ended December 31,

	2001	2000	1999	1998	1997

	(restated)
SUMMARY OF OPERATIONS:
Revenue	$62,067,659	$60,507,984	$58,848,415	$56,002,667	$39,517,808
Operating income	6,141,037	6,376,758	6,561,172	4,655,761	4,588,563
Net loss	(1,864,718)	(14,268,443)	(11,776,281)	(7,758,291)	(5,550,635)
Total comprehensive loss	(1,596,718)	(14,268,443)	(11,776,281)	(7,758,291)	(5,550,635)

	December 31,

	2001	2000	1999	1998	1997

	(restated)
BALANCE SHEET DATA:
Total assets	$125,926,194	$135,997,674	$141,985,167	$156,586,254	$92,421,978
Notes payable	171,031,182	182,540,000	175,090,000	177,340,000	107,962,513
Total liabilities	182,748,509	192,022,121	183,741,171	186,565,977	114,643,410
Shareholder’s deficit	(56,822,315)	(56,024,447)	(41,756,004)	(29,979,723)	(22,221,432)

Increases in 1998 Selected Financial Data were primarily attributable to the January 1998 acquisition of cable television systems serving approximately 35,700 basic subscribers in portions of Aiken, Greenwood, McCormick, Laurens, Abbeville, Saluda and Edgefield Counties in western South Carolina.

	Quarters Ended

	December 31,	September	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2001	30, 2001	2001	2001	2000	2000	2000	2000

	(restated)	(restated)	(restated)	(restated)
Revenue	$15,683,176	$15,454,301	$15,524,527	$15,405,655	$15,280,646	$15,231,471	$15,155,858	$14,840,009
Operating income	1,206,240	1,502,413	1,710,917	1,721,467	1,667,157	1,668,039	1,635,233	1,406,329
Gain (loss) on sale of assets	12,731,008	43,704	(12,194)	(3,189)	(443,263)	(94,425)	(57,834)	5,366
Net income (loss)	$9,337,234	$(3,238,976)	$(3,003,921)	$(4,959,055)	$(3,476,943)	$(4,975,331)	$(2,856,204)	$(2,959,965)
Investment in cable television properties	$118,921,405	$127,818,946	$126,589,660	$128,447,399	$129,527,197	$131,909,666	$134,727,459	$136,665,399

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATED FINANCIAL STATEMENTS

In July of 2002, management of Northland Cable Television, Inc. and Subsidiary (the “Company”) became aware of a misclassification in the Company’s financial statements as of, and for the year ended December 31, 2001, the quarterly periods within 2001 and for the quarter ended March 31, 2002. The misclassification relates to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity,” on January 1, 2001 for those interest rate swap agreements that existed at implementation. Correction of this misclassification resulted in the initial reclassification in the first quarter of 2001 of a non-cash item from the Company’s statement of operations to other comprehensive income in 2001, and included as accumulated other comprehensive income, a component of shareholder’s deficit. Subsequent to the initial reclassification, the reclassified item is thereafter recorded in the restated statements of operations through the third quarter of 2002. This correction has no impact on income from operations, earnings before interest, taxes, depreciation and amortization (EBITDA) or the Company’s calculations of or compliance with the restrictive covenants under the terms of its loan agreement for the periods affected, nor does it affect total shareholder’s deficit at any date.

As of January 1, 2001 the Company had two interest rate swap agreements that expired in August of 2002. Upon implementation of SFAS No. 133, the Company recognized $689,000 as a non-cash, cumulative effect of change in accounting principle in its statement of operations, which represented the fair market value of these interest rate swap agreements at January 1, 2001. This amount should have been classified as a component of accumulated other comprehensive income on the balance sheet upon implementation, and then be amortized into earnings over the remaining term of the swap agreements.

Management and the Board of Directors of the Company concluded that it was in the best interest of the Company to reissue the financial statements for the periods affected by this misclassification, and the financial statements presented in this filing have been restated as follows to correct for this matter:

	December 31, 2001

	As Reported	As Restated

BALANCE SHEET INFORMATION:
Total assets	$125,926,194	$125,926,194

Total liabilities	$182,748,509	$182,748,509

Shareholders deficit:
Common stock and additional paid in capital	12,359,377	12,359,377
Accumulated deficit	(69,181,692)	(69,449,692)
Accumulated other comprehensive income	—	268,000

Total shareholder’s deficit	$(56,822,315)	$(56,822,315)

	For the year ended December
	31, 2001

	As Reported	As Restated

INCOME STATEMENT INFORMATION:
Service revenues	$62,067,659	$62,067,659
Income from operations	6,141,037	6,141,037
Unrealized loss on interest rate swaps	(2,608,587)	(2,187,587)
Net loss before cumulative effect of change in accounting principle and extraordinary item	(2,285,718)	(1,864,718)
Cumulative effect of change in accounting principle	689,000	—

Net loss	(1,596,718)	(1,864,718)

Other comprehensive income:
Cumulative effect of change in accounting principle	—	689,000
Reclassification of accumulated other comprehensive income to unrealized loss on interest rate swaps	—	(421,000)

Other comprehensive income	—	268,000

Total comprehensive loss	$(1,596,718)	$(1,596,718)

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

ALLOCATION OF COST OF PURCHASED CABLE TELEVISION SYSTEMS

Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated first, to the estimated fair market value of net tangible assets acquired; then to noncompetition agreements, franchise agreements and other identifiable intangible costs. Any excess is allocated to goodwill.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Costs of additions and substantial improvements to property and equipment are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. Depreciation is computed using the straight-line method over the equipment’s estimated useful lives. The Company evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include direct labor and materials as well as certain indirect costs. The amount of indirect costs that are capitalized, which include employee benefits, travel and other costs, are estimated based on historical construction costs. The Company periodically performs evaluations of these estimates to determine whether they are reflective of current construction costs. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are presented in the statement of operations and comprehensive loss.

RESULTS OF OPERATIONS

2001 AND 2000

Basic subscribers decreased 10,356 or 8.3%, from 124,294 at December 31, 2000 to 113,938 at December 31, 2001. On a pro forma basis, excluding the effects of system sales and acquisitions, basic subscribers decreased 4.8%, from 119,721 at December 31, 2000 to 113,938 at December 31, 2001.

Revenues increased $1.6 million or 2.6%, from $60.5 million to $62.1 million in 2001. Average monthly revenue per basic subscriber increased $2.64 or 6.6%, from $40.28 to $42.92 for the year ended December 31, 2001. Such increase was attributable to: (i) rate increases implemented in a majority of the Company’s systems during the year; (ii) revenue from the increase in penetration of new product tiers; and (iii) the Highlands, North Carolina acquisition which accounted for approximately $321,000 of the 2001 revenue increase. On a pro forma basis, adjusting for the acquisition of the Highlands, NC System and the disposition of the Bainbridge, WA system: (i) revenues would have increased $1.1 million or 1.9%, from $58.5 million to $59.6 million; and (ii) revenue per average basic subscriber would have increased $2.65 or 6.6%, from $39.94 to $42.59.

Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $1.1 million or 5.2%, from $21.0 million to $22.1 million for the year ended December 31, 2001. Operating expenses as a percentage of revenues increased from 34.7% to 35.6% for the year ended December 31, 2001. Such increase is primarily attributable to: (i) annual wage and benefit increases; (ii) higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems; and (iii) expenses associated with the Highlands system acquisition. On a pro forma basis, operating expenses would have increased $1.0 million or 5.0%, from $20.1 million to $21.1 million and operating expenses as a percentage of revenue would have increased from 34.5% to 35.5%.

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

Interest expense increased approximately $100,000 or .5%, from $18.4 million to $18.5 million for the year ended December 31, 2001. The Company’s weighted average outstanding indebtedness increased from approximately $178.9 million in 2000 to $184.6 million in 2001. In addition, the Company’s weighted average interest rate decreased from approximately 9.93% in 2000 to 9.49% in 2001.

2000 AND 1999

Basic subscribers decreased 2,228 or 1.8%, from 126,522 to 124,294 for the year ended December 31, 2000.

Revenues increased $1.7 million or 2.9%, from $58.8 million to $60.5 million in 2000. Average monthly revenue per basic subscriber increased $1.82 or 4.7%, from $38.46 to $40.28 for the year ended December 31, 2000. Such increase was attributable to: (i) rate increases implemented in a majority of the Company’s systems during the year; (ii) revenue from the increase in penetration of new product tiers; and (iii) increases in ad sales revenue. Basic revenue per average basic subscriber increased $1.56 or 5.6%, from $27.84 to $29.40 for the year ended December 31, 2000. On a pro forma basis, adjusting for the 2000 acquisition of the Kingston System: (i) revenues would have increased $1.2 million or 2.0%, from $59.5 million to $60.7 million; and (ii) revenue per average basic subscriber would have increased $1.30 or 4.6%, from $28.20 to $29.50.

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

Interest expense increased approximately $600,000 or 3.4%, from $17.8 million to $18.4 million for the year ended December 31, 2000. The Company’s weighted average outstanding indebtedness increased from approximately $176.5 million in 1999 to $178.9 million in 2000. In addition, the Company’s weighted average interest rate increased from approximately 9.46% in 1999 to 9.93% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion, improvement and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations and borrowings under the revolving credit and term loan facility provided by a group of banks. For the years ended December 31, 1999 and 2000 and 2001, the Company’s net cash provided from operations was $8.1 million, $8.5 million and $10.1 million, respectively, all of which were sufficient to meet the Company’s debt service obligations and capital expenditure requirements for the respective periods, excluding acquisitions. Acquisitions of cable television systems during these periods primarily were financed through bank borrowings. The Company’s debt service obligations for the year ended December 31, 2002 are expected to be approximately $16 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2002. The Company’s debt service obligations for the year ended December 31, 2003 are anticipated to be $18.9 million. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $10.1 million for the year ended December 31, 2001. Adjustments to the $1.9 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $21.4 million of depreciation and amortization, off-set by the $12.8 million gain on disposal of assets primarily due to the disposition of the Bainbridge, Washington system and other changes in operating balance sheet accounts.

Net cash provided by investing activities was $1.6 million for the year ended December 31, 2001, and consisted primarily of $13.1 million in capital expenditures and $3.9 million for the Highlands, North Carolina acquisition off-set by $18.6 in proceeds primarily from the Bainbridge, Washington disposition.

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

Net cash provided by operating activities was $8.5 million for the year ended December 31, 2000. Adjustments to the $14.3 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $20.6 million of depreciation and amortization.

Net cash used in investing activities was $13.0 million for the year ended December 31, 2000, and consisted primarily of $9.8 million in capital expenditures and $3.1 million for the acquisition of the Kingston system.

Net cash provided by financing activities was $5.6 million for the year ended December 31, 2000. The Company had $85.6 million in additions to long term debt and made $78.0 million of principal payments on notes payable.

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

In November 1997, the Company issued $100 million of 10 -1/4% senior subordinated notes due November 15, 2007. Proceeds from the offering were utilized to pay transaction costs and reduce amounts outstanding under the Company’s Senior Credit Facility by $95 million. The indenture pursuant to which the notes were issued will, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) make certain restricted payments as defined in the indenture; (iii) grant liens on assets; (iv) merge, consolidate or transfer substantially all of their assets; (v) enter into transactions with certain related parties; (vi) make certain payments affecting subsidiaries; (vii) sell assets; and (viii) issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a debt to annualized operating cash flow ratio of 6.50 to 1. As of December 31, 2001, the Company was in compliance with the terms of the Notes.

On August 14, 2000, the Company refinanced its existing senior bank indebtedness (the “Revised Senior Credit Facility”). The Revised Senior Credit Facility establishes a 364-day revolving credit loan with a term-out option in the aggregate principal amount of $35 million, a seven-year revolving credit loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. During 2001 the Company reduced the amount of unborrowed commitments under the Revised Senior Credit Facility. At December 31, 2001 approximately $54 million was outstanding under term loans, approximately $17 million was outstanding under the revolving credit loan and $5.7 million was unborrowed. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company.

At the Company’s election, the interest rate per annum applicable to the Revised Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) an adjusted London interbank offered rate (“LIBOR”) plus a borrowing margin; or (ii) the base rate of the managing agent bank (the “Base Rate”), which Base Rate is equal to the greater of the Federal Funds Effective Rate plus 0.50% or the corporate base rate announced by the managing agent bank, plus a borrowing margin. The applicable borrowing margins vary, based upon the Company’s leverage ratio, from 1.00% to 2.75% for LIBOR loans and from 0.00% to 1.75% for Base Rate loans.

The Revised Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Annualized Operating Cash Flow (as defined) to interest expense) of at least 1.4 to 1.0 initially, increasing over time to 2.0 to 1.0; (B) a fixed charge coverage ratio (the rate of the Company’s Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.0 commencing January 1, 2003; (C) a pro forma debt service ratio (the ratio of the Company’s current Operating Cash Flow (as defined) to the Company’s debt service obligations for the following twelve months) of 1.25 to 1.0; and (D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than 6.75 to 1.0 initially, 6.50 at December 31, 2001, decreasing over time to 4.5 to 1.0. The Company expects that cash provided from operations will be sufficient to cover its future debt service obligations and debt covenant requirements.

At December 31, 2001, the outstanding balance under the Revised Senior Credit Facility was $71,031,182. As of April 1, 2002, interest rates on the Revised Senior Credit Facility were as follows: $20,000,000 fixed at 9.54% under the terms of an interest rate swap agreement with the Company’s lender expiring August 20, 2002; $27,000,000 fixed at 5.918% under the terms of an interest rate swap with the Company’s lender expiring February 20, 2003; $5,868,387 fixed at 9.62% under the terms of an interest rate swap with the Company’s lender expiring August 17, 2002; $16,970,000 at a LIBOR based rate of 4.66% expiring on May 20, 2002; $700,000 at a LIBOR based rate of 4.66% expiring on March 28, 2002; $400,000 at a LIBOR based rate of 4.40% expiring on April 19, 2002; $70,000 at a LIBOR based rate of 4.41% expiring on April 22, 2002. The balance of $22,795 bears interest at the prime rate plus 1.75% (currently 6.50%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company’s overall leverage fluctuates.

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of the hedged assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Company has recorded a liability equal to the fair market value of its derivatives, $689,000 as other comprehensive income related to the cumulative effect of a change in accounting principle, which is being amortized into earnings over the life of the interest rate swap agreements, and other expense of approximately $2.2 million due to a $2.6 million change in value of its derivatives during 2001, offset by the amortization of the change in accounting principle of $421,000.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Company’s case are interest rates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141 and 142 — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 141 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of SFA No. 142 will result in the Company’s discontinuation of amortization of its goodwill, approximately $170,000 a year. In addition, the Company is evaluating its other intangible assets to determine whether or not they meet the definition of indefinite lived assets. Assets determined to meet this definition, would also no longer be amortized as of January 1, 2002. The Company will be required to test its goodwill and any other assets determined to have indefinite lives for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The net book value of the goodwill remaining at December 31, 2001 was $3,937,329.

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

Statement of Financial Accounting Standards No. 144 — In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. Implementation of Statement No. 144, which is effective January 1, 2002, is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s debt facilities. As of April 1, 2002, the Company had entered into three interest rate swap agreements for $20,000,000, $20,000,000, and $27,000,000 of these borrowings, to partially mitigate interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Company’s variable rate obligations would be approximately $852,000, of which $670,000 would be mitigated by interest rate swap agreements currently in place.

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

CAPITAL COMMITMENTS

In addition to working capital needs for ongoing operations, the Company has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the Company’s contractual obligations as of December 31, 2001 and the anticipated effect of these obligations on its liquidity in future years:

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total

Term Loan
Debt Maturity	0	3,500,000	10,500,000	14,000,000	22,819,784	120,211,398	171,031,182
Interest Payments	16,230,859	16,064,784	15,400,484	14,237,959	12,490,860	5,704,031	80,128,977
Current Weighted Average Interest Rate	9.49%	9.49%	9.49%	9.49%	9.49%	9.49%	9.49%
Minimum Operating Lease Payments	86,705	72,653	70,241	55,069	53,667	93,312	431,647
Total Contractual Cash Obligations(a)	16,317,564	19,637,437	25,970,725	28,293,028	35,364,311	126,008,741	251,591,806

(a)	These contractual obligations do not include accounts payable and accrued liabilities which are expected to be paid in 2002.

TRANSACTIONS WITH RELATED PARTIES

MANAGEMENT FEES

The Company pays management fees to NTC equal to 5% of NCTV’s gross revenues, excluding revenues from the sale of cable television systems or franchises.

REIMBURSEMENTS

NTC provides or causes to be provided certain centralized services to the Company and other affiliated entities. NTC is entitled to reimbursement from the Company for various expenses incurred by it or its affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. NTC has historically assigned its reimbursement rights to NCC.

The amounts billed to the Company consist of management fees and certain allocated costs, which are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, revised the allocation used to determine the amount of operating costs charged to the Company. Management believes that the methods used to allocate services to the Company are reasonable. However, the amounts charged are not necessarily indicative of costs that would be incurred if the related services were provided by a non-affiliated third party. Amounts charged for these services were $310,931, $1,258,412 and $2,121,890 for 2001, 2000 and 1999, respectively.

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

ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS

On March 31, 2000, The Company acquired the operating assets and franchise rights to cable systems serving approximately 1,600 basic subscribers in the communities of Kingston and Hansville, Washington, located in Kitsap County, from North Star Cable, Inc.. The systems were acquired at a purchase price of $3,100,000 adjusted at closing for proration of certain revenues and expenses. Of the total purchase price, North Star Cable, Inc. received approximately $3,100,000 on March 31, 2000. The acquisition was financed through borrowings under the Revised Senior Credit Facility.

On September 18, 2001, The Company sold its cable system serving the areas in and around McCormick, South Carolina, to Quarterlane Farms, LLC. The net proceeds from the sale of the system were approximately $160,000. The McCormick system served approximately 440 basic subscribers.

On September 30, 2001, The Company acquired the cable system serving the areas in and around Highlands, North Carolina, approximately 3,200 basic subscribers, from an affiliated limited partnership managed by NCC. The system was acquired at a purchase price of $4,600,000 and was financed with approximately $3,800,000 of cash on hand and an equity contribution from the Company’s parent of approximately $800,000.

On December 21, 2001, The Company sold its cable systems serving the areas of Bainbridge Island, Kingston and Hansville Washington, which represented approximately 6,450 basic subscribers, to TCI Cable Partners of St. Louis, L.P.. The systems were sold for approximately $19,800,000. The Company recognized a gain of approximately $12,700,000 related to the transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company for the years ended December 31, 2001, 2000 and 1999 are included as a part of this filing (see Item 14(a)(1) below). The consolidated financial statements as of and for the year ended December 31, 2001 have been restated to reflect the effect of the corrections described in Note 2.

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

NAME	AGE	POSITION

John S. Whetzell	60	Director, Chairman of the Board and Chief Executive Officer
Richard I. Clark	44	Director, Executive Vice President, Treasurer and Assistant Secretary
Gary S. Jones	44	President
Richard J. Dyste	56	Senior Vice President, Technical Services
R. Gregory Ferrer	46	Vice President and Assistant Treasurer
H. Lee Johnson	58	Divisional Vice President
John E. Iverson	65	Director and Secretary
Matthew J. Cryan	37	Vice President, Budgets and Planning
Laura N. Williams	35	Vice President, Senior Counsel
Rick J. McElwee	40	Vice President, Controller

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

R. GREGORY FERRER (AGE 46). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

MATTHEW J. CRYAN (AGE 37). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

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

RICK J. MCELWEE (AGE 40). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

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

The following table sets forth certain information with respect to the beneficial ownership of common stock of NTC as of the date of this filing by: (i) each person who is known by the Company to beneficially own 5% or more of the outstanding shares of common stock of NTC; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) the Company’s executive officers and directors as a group. The address of each such person is in care of the Company, 1201 Third Avenue, Suite 3600, Seattle, Washington 98101.

	NUMBER OF	PERCENTAGE OF
	SHARES BENEFICIALLY	SHARES BENEFICIALLY
BENEFICIAL OWNER	OWNED	OWNED

John S. Whetzell	1,013,624	22.6%
Adele P. Butler	530,000	11.8%
Pamela B. McCabe	510,144	11.4%
Robert M. Arnold	384,000	8.6%
Richard I. Clark	312,995	7.0%
Robert A. Mandich	278,400	6.2%
James E. Hanlon	61,322	1.4%
Gary S. Jones	52,797	1.2%
John E. Iverson	50,000	1.1%
Richard J. Dyste	47,748	1.1%
H. Lee Johnson	23,731	*
R. Gregory Ferrer	11,079	*
Matthew J. Cryan	5,391	*
Laura N. Williams	5,000	*
Rick J. McElwee	4,000	*
All executive officers and directors as a group (ten persons)	1,526,365	34.0%

*	Represents less than 1% of the shares beneficially owned.

(b) CHANGES IN CONTROL. NTC has pledged the stock of the Company as collateral pursuant to the terms of the Company’s Revised Senior Credit Facility.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

The Company is part of an affiliated group of corporations and limited partnerships controlled, directly or indirectly, by NTC (the “NTC Affiliates”). NTC, in turn, is owned by the individuals and in the percentages set forth in the table above.

In addition to the Company, NTC has three other direct, wholly owned subsidiaries: Northland Communications Corporation (“NCC”); Northland Cable Services Corporation (“NCSC”); and Northland Media, Inc. (“NMI”). In turn, NCC is the sole shareholder of Northland Cable Properties, Inc. (“NCPI”) and is the managing general partner of Northland Cable Properties Seven Limited Partnership (“NCP-7”) and Northland Cable Properties Eight Limited Partnership (“NCP-8”). NCC is also the managing member of Northland Cable Networks, LLC (“NCN LLC”). In addition, NCPI is the majority member and manager of Northland Cable Ventures, LLC (“NCV”), NCSC is the sole shareholder of Cable Ad-Concepts, Inc. (“CAC”) and NMI is the sole shareholder of Statesboro Media, Inc. and Corsicana Media, Inc. Each of the Company’s directors is also a director of NTC and each of its wholly-owned direct subsidiaries and certain other NTC Affiliates and the Company’s officers are also officers of certain of the NTC Affiliates.

MANAGEMENT AGREEMENT WITH NTC

NTC currently supervises all aspects of the business and operations of the Company pursuant to an Operating Management Agreement between the Company and NTC dated August 23, 1994 (the “Management Agreement”). The Management Agreement continues in effect until terminated by either party on 30-days’ written notice.

The Management Agreement provides that NTC shall render or cause to be rendered supervisory services to the Company, including, among other things supervising and monitoring: (i) the affairs, management and operations of the Company and its systems; (ii) the accounting and other financial books and records of the Company and its systems; (iii) the hiring, training and supervision of the Company’s employees; and (iv) the Company’s fulfillment of its contractual obligations in connection with its systems. In return for its management services, NTC receives a management fee, payable monthly, equal to 5.0% of the Company’s gross revenues (the “Management Fee”). For the years ended December 31, 1999, 2000 and 2001, the Company paid a Management Fee of $2.9 million, $3.0 million and $3.1 million, respectively.

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

ARRANGEMENTS BETWEEN NORTHLAND CABLE NEWS, INC. AND AFFILIATES

Pursuant to an arrangement, which commenced in July 1994, Northland Cable News, Inc. receives monthly program license fees from the Company as well as NCP-7, NCPI and NCV as payment for Northland Cable News programming provided to such affiliates. The aggregate amount of such fees is based upon costs incurred in providing such programming, and is allocated among the Participating Affiliates based upon relative subscriber counts. Total license fees received from affiliates for the years ended December 31, 1999 and 2000, were $631,865 and $363,475, respectively. As of January 2001 the Company ceased operations of NCN.

ARRANGEMENTS WITH NORTHLAND CABLE SERVICES CORPORATION AND CABLE AD-CONCEPTS, INC.

Northland Cable Services Corporation (“NCSC”) is a wholly owned direct subsidiary of NTC formed to provide billing system support to cable systems owned and managed by NCC and NTC. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad-Concepts, Inc. (‘CAC”) assists in the development of local advertising as well as billing for video commercial advertisements to be telecast on Northland affiliated cable systems. For the years ended December 31, 1999, 2000 and 2001, the Company paid $729,526, $788,795 and $781,497, for these services. Of this amount $143,901 and $222,846 were capitalized in 2000 and 2001, respectively, related to the build-out and upgrade of cable systems.

OPERATING AGREEMENTS WITH AFFILIATES

The Company has operating management agreements with affiliated entities pursuant to which, in certain instances, the Company serves as the local managing agent for certain systems and, in other instances, an affiliate serves as the local managing agent for certain of the Company’s systems. In addition, the Company and its affiliates render miscellaneous services to one another on a cost-of-service basis. For the years ended December 31, 1999, 2000 and 2001, the Company paid affiliates an aggregate of $43,805, $84,526 and $90,098, respectively, for performing such services for affiliates.

(b)  CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Company, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Company and its affiliates.

(c)  INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. CONTROLS AND PROCEDURES

Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

		SEQUENTIALLY
		NUMBERED
		PAGE

(1)	FINANCIAL STATEMENTS:
	Independent Auditors’ Report	31
	Report of Independent Public Accountants	32
	Consolidated Balance Sheets— December 31, 2001 (restated) and 2000	33
	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2001 (restated), 2000 and 1999	35
	Consolidated Statements of Changes in Shareholder’s Deficit for the years ended December 31, 2001 (restated), 2000 and 1999	36
	Consolidated Statements of Cash Flows for the years ended December 31, 2001 (restated), 2000 and 1999	37
	Notes to Financial Statements— December 31, 2001	39

(2)	EXHIBITS:

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002.
99(a).	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(b).	Certification of the President Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) REPORTS ON FORM 8-K. No Company reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 2001.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholder of Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheet of Northland Cable Television, Inc. and subsidiary (a Washington Corporation and wholly owned subsidiary of Northland Telecommunications Corporation) as of December 31, 2001 and the related consolidated statements of operations and comprehensive loss, changes in shareholder’s deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2000 and 1999 consolidated financial statements of Northland Cable Television, Inc. and subsidiary were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Television, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the accompanying consolidated financial statements, the Company has restated the accompanying consolidated balance sheet as of December 31, 2001, and the related statements of operations and comprehensive loss, shareholder’s deficit and cash flows for the year then ended which consolidated financial statements before the restatement, were previously audited by other independent auditors who have ceased operations.

As explained in Note 7 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for interest rate swap agreements.

/s/ KPMG LLP

Seattle, Washington
October 2, 2002

Report of Independent Public Accountants

To the Shareholder of
Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheets of Northland Cable Television, Inc. (a Washington corporation and a wholly owned subsidiary of Northland Telecommunications Corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Seattle, Washington
March 1, 2002

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated March 1, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on April 1, 2002, and has not been reissued by Arthur Andersen LLP since that date. Our consolidated financial statements for the year ended December 31, 2001 have been re-audited by and are reported on by KPMG LLP at page 31 of this amended Annual Report on Form 10-K/A. We are including this copy of the March 1, 2002 Arthur Andersen LLP audit report pursuant to Rule 2-02 (e) of Regulation S-X under the Securities Act of 1933.

Northland Cable Television, Inc. and Subsidiary
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Balance Sheets — December 31, 2001 and 2000

ASSETS

	December 31,

	2001	2000

	(restated)
CURRENT ASSETS:
Cash	$2,724,099	$2,551,425
Due from affiliates	295,650	1,160,446
Accounts receivable	3,437,560	2,187,586
Prepaid expenses	547,480	571,020

Total current assets	7,004,789	6,470,477

INVESTMENT IN CABLE TELEVISION PROPERTIES:
Property and equipment, at cost	110,755,761	104,448,059
Less — Accumulated depreciation	(53,518,610)	(48,315,474)

	57,237,151	56,132,585
Franchise agreements (net of accumulated amortization of $47,705,273 and $40,107,541, respectively)	53,229,933	63,283,045
Goodwill (net of accumulated amortization of $2,407,104 and $2,393,494, respectively)	3,937,329	4,530,939
Loan fees (net of accumulated amortization of $1,970,213 and $1,296,338, respectively)	3,861,735	4,491,590
Other intangible assets (net of accumulated amortization of $3,976,683 and $3,410,126, respectively)	655,257	1,089,038

	118,921,405	129,527,197

Total assets	$125,926,194	$135,997,674

(Continued)

Northland Cable Television, Inc. and Subsidiary
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Balance Sheets — December 31, 2001 and 2000 (Continued)

LIABILITIES AND SHAREHOLDER’S DEFICIT

	December 31,

	2001	2000

	(restated)
CURRENT LIABILITIES:
Accounts payable	$1,103,869	$754,908
Subscriber prepayments	1,898,112	1,549,945
Accrued expenses	6,395,484	6,951,496
Converter deposits	157,534	122,674
Due to affiliates	242,741	103,098
Interest rate derivative	1,919,587	—

Total current liabilities	11,717,327	9,482,121
NOTES PAYABLE	171,031,182	182,540,000

Total liabilities	182,748,509	192,022,121

COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDER’S DEFICIT:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	11,560,527
Accumulated other comprehensive income	268,000	—
Accumulated deficit	(69,449,692)	(67,584,974)

Total shareholder’s deficit	(56,822,315)	(56,024,447)

Total liabilities and shareholder’s deficit	$125,926,194	$135,997,674

The accompanying notes are an integral part of these consolidated balance sheets.

Northland Cable Television, Inc. and Subsidiary
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(restated)
REVENUES:
Service revenues	$62,067,659	$60,144,509	$58,216,550
Programming and production revenues from affiliates	—	363,475	631,865

Total revenues	62,067,659	60,507,984	58,848,415

OPERATING EXPENSES:
Cable system operations (including $221,840, $305,673 and $236,867, net, paid to affiliates), excluding depreciation and amortization expense recorded below	22,119,572	20,950,091	19,326,047
General and administrative (including $737,840, $1,682,160 and $2,584,442, net, paid to affiliates)	9,966,491	10,348,509	10,724,647
Management fees paid to parent	3,103,383	3,002,889	2,896,228
Depreciation and amortization	20,737,176	19,829,737	19,340,321

Total operating expenses	55,926,622	54,131,226	52,287,243

Income from operations	6,141,037	6,376,758	6,561,172
OTHER INCOME (EXPENSE):
Interest expense and amortization of loan fees	(18,522,714)	(18,364,730)	(17,842,346)
Unrealized loss on interest rate swaps	(2,187,587)	—	—
Gain (loss) on sale	12,759,329	(590,156)	(671,398)
Other, net (Note 9)	(54,783)	402,628	176,291

Net loss before extraordinary item	(1,864,718)	(12,175,500)	(11,776,281)
EXTRAORDINARY ITEM:
Loss on extinguishment of debt	—	(2,092,943)	—

NET LOSS	$(1,864,718)	$(14,268,443)	$(11,776,281)

OTHER COMPREHENSIVE INCOME:
Cumulative effect of change in accounting principle	689,000	—	—
Reclassification of accumulated other comprehensive income to unrealized loss on interest rate swaps	(421,000)	—	—

Other comprehensive income	268,000	—	—

TOTAL COMPREHENSIVE LOSS	$(1,596,718)	$(14,268,443)	$(11,776,281)

The accompanying notes are an integral part of these consolidated statements.

Northland Cable Television, Inc. and Subsidiary
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Changes in Shareholder’s Deficit
For the Years Ended December 31, 2001, 2000 and 1999

	Common Stock and
	Additional
	Paid-In Capital		Accumulated
			Other Comprehensive	Accumulated
	Shares	Amount	Income	Deficit	Total

BALANCE, December 31, 1998	10,000	$11,560,527	$—	$(41,540,250)	$(29,979,723)
Net loss	—	—	—	(11,776,281)	(11,776,281)

BALANCE, December 31, 1999	10,000	11,560,527	—	(53,316,531)	(41,756,004)
Net loss	—	—	—	(14,268,443)	(14,268,443)

BALANCE, December 31, 2000	10,000	11,560,527	—	(67,584,974)	(56,024,447)
Equity contribution in-kind from Parent	—	798,850	—	—	798,850
Net loss and other comprehensive income, net (restated)	—	—	268,000	(1,864,718)	(1,596,718)

BALANCE, December 31, 2001 (restated)	10,000	$12,359,377	$268,000	$(69,449,692)	$(56,822,315)

The accompanying notes are an integral part of these consolidated statements.

Northland Cable Television, Inc. and Subsidiary
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,864,718)	$(14,268,443)	$(11,776,281)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	20,737,176	19,829,737	19,340,321
Amortization of loan costs	673,875	818,867	914,554
Loss on extinguishment of debt	—	2,092,943	—
(Gain) loss on disposal of assets	(12,759,329)	590,156	671,398
Unrealized loss on interest rate swaps	2,187,587	—	—
Changes in certain assets and liabilities, net of acquisition
Due to/from affiliates	1,053,288	(978,229)	(218,909)
Accounts receivable	(19,146)	38,671	(189,897)
Prepaid expenses	31,593	(56,137)	(229,292)
Accounts payable	412,588	(171,026)	(152,830)
Subscriber prepayments	159,036	(280,286)	(13,739)
Other current liabilities, net	(532,603)	922,304	(210,664)

Net cash provided by operating activities	10,079,347	8,538,557	8,134,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of cable systems	(3,855,373)	(3,100,000)	—
Investment in property and equipment	(13,103,679)	(9,816,559)	(7,061,920)
Proceeds from disposition of cable systems	18,526,332	—	—
Insurance proceeds and other	78,885	98,007	26,235
Franchise fees and other intangibles	—	(138,426)	(133,898)

Net cash provided by (used in) investing activities	1,646,165	(12,956,978)	(7,169,583)

(Continued)

Northland Cable Television, Inc. and Subsidiary
(A wholly owned subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999 (Continued)

	2001	2000	1999

	(restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$6,800,000	$85,640,000	$—
Principal payments on notes payable, net	(18,308,818)	(77,955,103)	(2,250,000)
Loan fees	(44,020)	(2,081,101)	(100,000)

Net cash (used in) provided by financing activities	(11,552,838)	5,603,796	(2,350,000)

INCREASE (DECREASE) IN CASH	172,674	1,185,375	(1,384,922)
CASH, beginning of year	2,551,425	1,366,050	2,750,972

CASH, end of year	$2,724,099	$2,551,425	$1,366,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,678,819	$16,515,395	$16,901,071

Cash paid for state income taxes	$3,192	$25,136	$28,746

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

Northland Cable News, Inc. (NCN), a Washington corporation, which was formed to develop and distribute programming to certain of the Company’s affiliated entities, is a wholly owned subsidiary of NCTV. NCN ceased its operations as of January 1, 2001. NCTV and NCN are collectively referred to as the Company.

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

2. Restatement

In July 2002, the Company announced a restatement for the year ended December 31, 2001, and for the quarter ended March 31, 2002. The restatement is a result of a misclassification in the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity,” on January 1, 2001 for those interest rate swap agreements that existed at implementation. Correction of this misclassification resulted in the reclassification of a non-cash item from the Company’s statement of operations to accumulated other comprehensive income, a component of shareholder’s deficit, with subsequent amortization into earnings over the remaining term of the swap agreements. This restatement has no impact on income from operations, earnings before interest, taxes, depreciation and amortization (EBITDA) or the Company’s calculations of or compliance with the restrictive covenants under the terms of its loan agreement for the periods affected. The effect of the restatement for the year ended December 31, 2001 is as follows:

	December 31, 2001

	As Reported	As Restated

BALANCE SHEET INFORMATION:
Total assets	$125,926,194	$125,926,194

Total liabilities	$182,748,509	$182,748,509

Shareholder’s deficit:
Common stock and additional paid in capital	12,359,377	12,359,377
Accumulated deficit	(69,181,692)	(69,449,692)
Accumulated other comprehensive income	—	268,000

Total shareholder’s deficit	$(56,822,315)	$(56,822,315)

	For the year ended December 31, 2001

	As Reported	As Restated

INCOME STATEMENT INFORMATION:
Service revenues	$62,067,659	$62,067,659
Income from operations	6,141,037	6,141,037
Unrealized loss on interest rate swaps	(2,608,587)	(2,187,587)
Net loss before cumulative effect of change in accounting principle and extraordinary item	(2,285,718)	(1,864,718)
Cumulative effect of change in accounting principle	689,000	—

Net loss	(1,596,718)	(1,864,718)

Other comprehensive income:
Cumulative effect of change in accounting principle	—	689,000
Reclassification of accumulated other comprehensive income to unrealized loss on interest rate swaps	—	(421,000)

Other comprehensive income	—	268,000

Total comprehensive loss	$(1,596,718)	$(1,596,718)

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of NCTV and its wholly owned subsidiary, NCN. Significant intercompany accounts and transactions have been eliminated.

Acquisition of Cable Television Systems

Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated first, to the estimated fair market value of net tangible assets acquired; then to noncompetition agreements, franchise agreements and other identifiable intangible costs. Any excess is allocated to goodwill.

Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Costs of additions and substantial improvements to property and equipment are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. Depreciation is computed using the straight-line method over the equipment’s estimated useful lives. The Company evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include direct labor and materials as well as certain indirect costs. The amount of indirect costs that are capitalized, which include employee benefits, travel and other costs, are estimated based on historical construction costs. The Company periodically performs evaluations of these estimates to determine whether they are reflective of current construction costs. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are presented in the statement of operations and comprehensive loss.

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

Intangible Assets

Costs assigned to franchise agreements, loan fees and other intangibles are being amortized using the straight-line method. Loan fees are deferred and amortized on a straight line basis, which approximates the effective interest rate method, over the life of the loan. Useful lives for these intangible assets are as follows (current weighted average useful life of 11.38 years):

Franchise agreements (current weighted average useful life of 10.01 years)	9-20 years
Other intangible assets (current weighted average useful life of 7.17 years)	5-10 years
Goodwill	40 years

The Company recorded amortization expense of $11,136,346, $11,170,890 and $11,152,280, in 2001, 2000 and 1999, respectively.

Amortization expense for each of the next five years is expected to be approximately as follows:

2002	$11,400,000
2003	11,000,000
2004	10,700,000
2005	9,200,000
2006	8,200,000

$50,500,000

Self-Insurance

NCTV began self-insuring for aerial and underground plant in 1996. Beginning in 1997, NCTV began making quarterly contributions into an insurance fund maintained by NTC which covers all Northland entities and would defray a portion of any loss should NCTV be faced with a significant uninsured loss. To the extent NCTV’s losses exceed the fund’s balance, NCTV would absorb any such loss. If NCTV were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The capital cost of replacing such equipment and physical plant, could have a material adverse effect on NCTV, its financial condition, prospects and debt service ability.

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

The Company is exposed to credit related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Company currently deals only with its bank. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Company’s case, are interest rates.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of the hedged assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, subsequent to the effective date of SFAS No. 133, the Company has recorded any change in the fair value of these agreements in its statements of operations and a corresponding asset/liability on the balance sheet.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense was $1,425,061, $1,574,499 and $1,329,726 in 2001, 2000 and 1999, respectively.

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company manages its business under one reporting segment, telecommunications services. As such, all operating decisions are based upon the company operating under a single segment. Additionally, all of its activities take place in the United States.

Concentration of Risk and Fair Value Disclosure

The Company is subject to concentrations of credit risk from cash investments on deposit at various financial institutions that at times exceed insured limits by the Federal Deposit Insurance Corporation. This exposes the Company to potential risk of loss in the event the institution becomes insolvent.

Financial instruments consist of cash, interest rate swap agreements and notes payable. The fair value of cash approximates its carrying value. The fair value of interest rate swap agreements is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date and is equal to their carrying value. The fair value of the notes payable approximates the carrying value because of its variable interest rate nature (Note 8).

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 141 and 142 — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 141 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of SFA No. 142 will result in the Company’s discontinuation of amortization of its goodwill, approximately $170,000 a year. In addition, the Company is evaluating its other intangible assets to determine whether or not they meet the definition of indefinite lived assets. Assets determined to meet this definition, would also no longer be amortized as of January 1, 2002. The Company will be required to test its goodwill and any other assets determined to have indefinite lives for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The net book value of the goodwill remaining at December 31, 2001 was $3,937,329.

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

Statement of Financial Accounting Standards No. 144 — In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. Implementation of Statement No. 144, which is effective January 1, 2002, is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

4. Transactions with Related Parties

Management Fees

The Company pays management fees to NTC equal to 5% of NCTV’s gross revenues, excluding revenues from the sale of cable television systems or franchises.

Reimbursements

NTC provides or causes to be provided certain centralized services to the Company and other affiliated entities. NTC is entitled to reimbursement from the Company for various expenses incurred by it or its affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. NTC has historically assigned its reimbursement rights to NCC.

The amounts billed to the Company consist of management fees and certain allocated costs, which are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, revised the allocation used to determine the amount of operating costs charged to the Company. Management believes that the methods used to allocate services to the Company are reasonable. However, the amounts charged are not necessarily indicative of costs that would be incurred if the related services were provided by a non-affiliated third party. Amounts charged for these services were $310,931, $1,258,412 and $2,121,890 for 2001, 2000 and 1999, respectively.

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

5. Northland Cable News

As discussed in Note 1, NCN was formed to develop and distribute local news, sports and information programming to NCTV and certain of the Company’s affiliates. The Company’s payment obligations under the $100 million of senior notes discussed in Note 8 are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of December 31, 2001 NCN had no senior debt outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Management ceased the operations of NCN on January 1, 2001, and does not believe that this has a material effect on the Company’s financial position, results of operations or financing agreements. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below.

	For the Years Ended
	December 31,

	2000	1999

INCOME STATEMENT INFORMATION:
Revenues from affiliates (including $374,423 and $720,411 of intercompany revenue eliminated in consolidation in 2000 and 1999, respectively)	$737,898	$1,352,276
Operating expenses	(650,004)	(1,008,165)
Other, net	(19,923)	(19,265)

Net income	$67,971	$324,846

December 31,
2000

BALANCE SHEET INFORMATION:
Current assets	$2,229,287
Less: intercompany elimination	(2,018,237)

Total assets	$211,050

Total liabilities	$70,188

6. Property and Equipment

	December 31,

	2001	2000

Land and buildings	$2,470,446	$2,343,644
Distribution plant	102,032,363	95,874,216
Other equipment	5,692,587	5,340,707
Leasehold improvements	32,033	32,033
Construction in progress	528,332	857,459

	110,755,761	104,448,059
Less — accumulated depreciation	(53,518,610)	(48,315,474)

	$57,237,151	$56,132,585

7. Accrued Expenses

	December 31,

	2001	2000

Programmer license fees	$1,708,679	$1,852,847
Franchise fees	1,189,739	1,177,191
Interest	2,008,405	2,178,426
Taxes	759,822	991,858
Other	728,839	751,174

	$6,395,484	$6,951,496

8. Notes Payable

	December 31,

	2001	2000

Senior subordinated notes	$100,000,000	$100,000,000
Revised senior credit facility	71,031,182	82,540,000

	$171,031,182	$182,540,000

Revolving Credit and Term Loan

On August 14, 2000, the Company refinanced its existing senior bank indebtedness resulting in a charge to expense of approximately $2,350,000 in loan fees. This amount was offset by a gain of approximately $250,000 on the termination of certain interest rate swap agreements. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The Revised Senior Credit Facility established a $35 million 364-day revolving credit loan. In August 2001, the revolver converted to a term loan due on June 30, 2007. The other two components consisted originally of a seven-year revolving credit loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. The allowable borrowings on the $40 million revolver were reduced by approximately $17,300,000 during 2001. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 8.43% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on June 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of December 31, 2001, $5,660,000 was available for borrowing by the Company under the revolving credit facility.

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

Principal Payments

Annual maturities of notes payable after December 31, 2001 based on amounts outstanding at December 31, 2001 are as follows:

2002	$—
2003	3,500,000
2004	10,500,000
2005	14,000,000
2006	22,819,784
Thereafter	120,211,398

$171,031,182

Interest Rate Swap Agreements

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without exchange of underlying principal amounts. At December 31, 2001, the Company had outstanding three interest rate swap agreements with its banks, having a notional principal amount of $82,540,000. These agreements effectively change the Company’s interest rate exposure to fixed rate of 5.97% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 2001 was 2.75%).

Maturity Date	Fixed Rate	Notional Amount

February 20, 2002	5.17%	$42,540,000
August 19, 2002	6.87%	$20,000,000
August 20, 2002	6.79%	$20,000,000

The Company has also entered into a forward swap of $27,000,000, which will become effective on February 20, 2002. The swap has a fixed rate of 3.17%, and matures February 20, 2003.

The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, upon adoption on January 1, 2001, the Company recorded the fair market value of its existing derivatives, $689,000 as accumulated other comprehensive income, a component of shareholder’s deficit. This cumulative effect of a change in accounting principle is being amortized into earnings over the term of the swap agreements. Each quarter the change in the fair market value of the Company’s derivative instruments has been recorded as unrealized loss on interest rate swaps. At December 31, 2001, the Company would have paid approximately $1,920,000 to settle these agreements based on fair value estimates received.

9. Other, Net

Other, net included as a component of other (expense) income in the consolidated statements of operations consists of:

	For the Year Ended December 31,

	2001	2000	1999

Interest income	$122,705	$192,870	$205,038
Other	(177,488)	209,758	(28,747)

	$(54,783)	$402,628	$176,291

10. Income Taxes

The operations of the Company and its affiliates are included for federal income tax purposes in a consolidated federal income tax return filed by NTC. For financial reporting purposes, the provision for income taxes is computed as if the Company filed a separate federal income tax return utilizing the tax rate applicable to NTC on a consolidated basis.

Deferred income taxes are determined on the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The asset and liability method requires the recognition of deferred income taxes for the expected future tax consequences of temporary differences between the carrying amounts on the financial statements and the tax bases of assets and liabilities.

The primary components of deferred income taxes are as follows:

	December 31,

	2001	2000

	(restated)
DEFERRED TAX ASSETS:
Net operating loss carryforward	$23,800,000	$23,800,000
Interest derivative	740,000	—
Valuation allowance	(21,840,000)	(20,900,000)

	2,700,000	2,900,000
DEFERRED TAX LIABILITIES:
Property and equipment	2,700,000	2,900,000

	$—	$—

The federal income tax net operating loss carryforward of approximately $70,000,000 expires from 2003 through 2020. Management believes that the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets due to the recurring operating losses being incurred by the Company. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The change in the valuation allowance was $940,000, $4,820,000 and $4,078,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The difference between the statutory tax rate and the tax benefit of zero recorded by the Company is due to the Company’s full valuation allowance against its net deferred tax asset.

11. Commitments and Contingencies

Lease Arrangements

The Company leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense (including month-to-month leases) was $894,665, $1,055,907 and $915,912 in 2001, 2000 and 1999, respectively. Minimum lease payments, excluding month-to-month leases, to the end of the lease terms are as follows:

2002 (including $22,800 to be paid to affiliates)	$86,705
2003 (including $21,600 to be paid to affiliates)	72,653
2004 (including $21,600 to be paid to affiliates)	70,241
2005 (including $21,600 to be paid to affiliates)	55,069
2006 (including $21,600 to be paid to affiliates	53,667
Thereafter (including $43,200 to be paid to affiliates)	93,312

$431,647

Effects of Regulation

The operation of a cable system is extensively regulated at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), and the 1996 Telecommunications Act (the “1996 Telecom Act”, and, collectively, the “Cable Act”) establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (“FCC”) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change.

Cable Entry into Internet — The U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the “Pole Attachment Act”). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S. (January 16, 2002). The Court reversed the Eleventh Circuit’s decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act’s rate formula and other regulatory protections to cable television systems’ attachments over which commingled cable television and cable modem services are provided.

Cable Rate Regulation — Although the FCC established the rate regulatory scheme pursuant to the 1992 Cable Act, local municipalities, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates.

In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing for basic service tier programming. All of Northland’s systems are eligible for these simplified cost-of-service rules, and have calculated rates in accordance with those rules.

Electric Utility Entry into Telecommunications and Cable Television — The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority to engage in activities that could include the provision of video programming.

Must Carry and Retransmission Consent — The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

Access Channels — Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use.

Inside Wiring — In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a fee, where this fee is permissible.

State and Local Regulation — Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

12. Acquisition Of Systems And Disposition Of Assets

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

Franchises and other intangible assets	$2,931,000
Property and equipment	169,000

$3,100,000

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

Franchises and other intangible assets	$2,959,733
Property and equipment	1,640,267

$4,600,000

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

Pro forma operating results of the Company for 2001 and 2000, assuming the acquisitions and disposition described above had been made at the beginning of 2000, follow:

	For the Years Ended
	December 31,

	2001	2000

	(unaudited)
Service revenues	$59,642,077	$58,655,144

Net loss	$(13,666,204)	$(13,230,055)

Total comprehensive loss	$(13,398,204)	$(13,230,055)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE TELEVISION, INC.

By	/s/ John S. Whetzell

John S. Whetzell, Chief Executive Officer

Date: 3/29/02

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ John S. Whetzell John S. Whetzell	Director, Chairman of the Board and Chief Executive Officer	11-8-02

/s/ Richard I. Clark Richard I. Clark	Director, Executive Vice President, Treasurer and Assistant Secretary	11-8-02

/s/ Gary S. Jones	President	11-8-02
Gary S. Jones

/s/ John E. Iverson	Director and Secretary	11-8-02
John E. Iverson

CERTIFICATIONS

I, John Whetzell certify that:

1.	I have reviewed this annual report on Form 10-K/A of Northland Cable Television, Inc., and Subsidiary;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 8, 2002

/s/ JOHN S. WHETZELL

John S. Whetzell Chief Executive Officer

I, Gary Jones certify that:

1.	I have reviewed this annual report on Form 10-K/A of Northland Cable Television, Inc., and Subsidiary;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 8, 2002

/s/ GARY S. JONES

Gary S. Jones President (Principal Financial and Accounting Officer)

EXHIBITS INDEX

		Sequentially
Exhibit		Numbered
Number	Description	Page

99.1	Representation Letter	1
99(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2
99(b)	Certification of President Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3