Form 10-Q/A
period 2002-03-31
NORTHLAND CABLE TELEVISION INC
filed 2002-11-08
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________to _____________

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

Yes   [X]   No   [   ]

This filing contains 22 pages. Exhibits index appears on page 17.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2002	2001

	(restated)	(restated)
ASSETS
Current Assets:
Cash	$5,162,131	$2,724,099
Due from affiliates	912,944	295,650
Accounts receivable	3,265,268	3,437,560
Prepaid expenses	572,025	547,480

Total current assets	9,912,368	7,004,789
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $55,976,817 and $53,518,610, respectively	55,746,377	57,237,151
Franchise agreements, net of accumulated amortization of $47,705,273	53,229,933	53,229,933
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329
Other intangible assets, net of accumulated amortization of $6,213,372 and $5,946,896, respectively	4,256,942	4,516,992

Total investment in cable television properties	117,170,581	118,921,405

Total assets	$127,082,949	$125,926,194

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$64,095	$1,103,869
Accrued expenses	8,138,814	6,395,484
Converter deposits	157,325	157,534
Subscriber prepayments	2,277,484	1,898,112
Due to affiliates	795,664	242,741
Interest rate swaps	1,055,412	1,919,587

Total current liabilities	12,488,794	11,717,327
Notes payable	171,031,182	171,031,182

Total liabilities	183,519,976	182,748,509

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(68,960,404)	(69,449,692)
Accumulated other comprehensive income	164,000	268,000

Total shareholder’s deficit	(56,437,027)	(56,822,315)

Total liabilities and shareholder’s deficit	$127,082,949	$125,926,194

The accompanying notes are an integral part of these consolidated balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) — (UNAUDITED)

	For the three months ended March 31,

	2002	2001

	(restated)	(restated)
Revenues:
Service revenues	$15,214,808	$15,405,655
Expenses:
Cable system operations (including $78,286 and $85,016, net paid to affiliates in 2002 and 2001, respectively), excluding depreciation and amortization expense recorded below	5,744,840	5,494,858
General and administrative (including $(54,118) and $133,203 net (received from) paid to affiliates in 2002 and 2001, respectively)	2,130,124	2,356,208
Management fees paid to parent	760,671	769,649
Depreciation and amortization	2,636,755	5,063,473

Total operating expenses	11,272,390	13,684,188

Income from operations	3,942,418	1,721,467
Other income (expense):
Interest expense	(4,420,306)	(4,642,614)
Interest income and other, net	4,825	36,127
Unrealized gain (loss) on interest rate swaps	968,175	(2,070,846)
Loss on disposal of assets	(5,824)	(3,189)

	(3,453,130)	(6,680,522)

Net income (loss)	$489,288	$(4,959,055)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	689,000
Reclassification of accumulated other comprehensive income to unrealized gain (loss) on interest rate swaps	(104,000)	(104,000)

Other comprehensive (loss) income	(104,000)	585,000

Total comprehensive income (loss)	$385,288	$(4,374,055)

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,

	2002	2001

	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$489,288	$(4,959,055)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,636,755	5,063,473
Unrealized (gain) loss on interest rate swaps	(968,175)	2,070,846
Amortization of loan costs	167,996	167,995
Loss on disposal of assets	5,824	3,189
(Increase) decrease in operating assets:
Accounts receivable	(53,796)	120,142
Prepaid expenses	(24,545)	(43,037)
Due from affiliates	(617,294)	(309,703)
Increase (decrease) in operating liabilities Accounts payable and accrued expenses	1,239,295	519,536
Due to affiliates	552,923	541,440
Converter deposits	(209)	7,139
Subscriber prepayments	379,372	500,858

Net cash provided by operating activities	3,807,434	3,682,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(1,594,614)	(4,135,974)
Proceeds from disposition of cable system	226,088	—
Proceeds from disposal of assets	5,550	3,856
Franchise agreements and other intangibles	—	(22,741)

Net cash used in investing activities	(1,362,976)	(4,154,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	1,000,000
Loan fees and other costs incurred	(6,426)	—

Net cash (used in) provided by financing activities	(6,426)	1,000,000

INCREASE IN CASH	2,438,032	527,964
CASH, beginning of period	2,724,099	2,551,425

CASH, end of period	$5,162,131	$3,079,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,727,177	$2,050,607

Cash paid during the period for state income taxes	$4,881	$5,651

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2002
(Unaudited)

(1)  BASIS OF PRESENTATION:

Interim Financial Statements

These restated condensed consolidated unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position at March 31, 2002, its statements of operations for the three months ended March 31, 2002 and 2001 and its statements of cash flows for the three months ended March 31, 2002 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

Management and the Board of Directors of the Company concluded that it was in the best interest of the Company to reissue the financial statements for the periods affected by this misclassification, and the financial statements presented in this filing have been restated as follows to correct for this matter:

	As of March 31, 2002		As of December 31, 2001

	As Reported	As Restated	As Reported	As Restated

BALANCE SHEET INFORMATION:
Total assets	$127,082,949	$127,082,949	$125,926,194	$125,926,194

Total liabilities	$183,519,976	$183,519,976	$182,748,509	$182,748,509

Shareholder’s deficit:
Common stock	$12,359,377	$12,359,377	$12,359,377	$12,359,377
Accumulated deficit	(68,796,404)	(68,960,404)	(69,181,692)	(69,449,692)
Other comprehensive income	—	164,000	—	268,000

Shareholder’s deficit	$(56,437,027)	$(56,437,027)	$(56,822,315)	$(56,822,315)

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001

	As Reported	As Restated	As Reported	As Restated

INCOME STATEMENT INFORMATION:
Service revenues	$15,214,808	$15,214,808	$15,405,655	$15,405,655
Income from operations	$3,942,418	$3,942,418	$1,721,467	$1,721,467
Unrealized loss on interest rate swap agreements	864,175	968,175	(2,174,846)	(2,070,846)

Net loss before cumulative effect of change in accounting principle	385,288	489,288	(5,063,055)	(4,959,055)
Cumulative effect of change in accounting principle	—	—	689,000	—

Net income (loss)	$385,288	$489,288	$(4,374,055)	$(4,959,055)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	—	—	689,000
Reclassification of accumulated other comprehensive income to unrealized gain (loss) on interest rate swap agreements	—	(104,000)	—	(104,000)

Other comprehensive loss	—	(104,000)	—	585,000
Total comprehensive income (loss)	$385,288	$385,288	$(4,374,055)	$(4,374,055)

(2)  INTANGIBLE ASSETS — SFAS No. 142

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Company cease amortization of goodwill and other intangible assets determined to have indefinite lives, and establishes a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair values of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Company determined that its franchises met the definition of indefinite lived assets. Accordingly, amortization on these assets also ceased on December 31, 2001. The Company tested these intangibles for impairment upon adoption of the new standard and determined that the fair value of the assets exceeded their carrying value. The Company will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances. The book value of the Company’s intangible assets is presented in the following table:

	March 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$101,664,917	$(48,279,931)	$53,384,986	$101,664,917	$(48,279,931)	$53,384,986
Goodwill	6,344,433	(2,407,104)	3,937,329	6,344,433	(2,407,104)	3,937,329

	108,009,350	(50,687,035)	57,322,315	108,009,350	(50,687,035)	57,322,315
Definite-lived intangible assets:
Loan fees and other intangible assets	9,740,603	(5,638,714)	4,101,889	9,734,177	(5,372,238)	4,361,939

	$117,749,953	$(56,325,749)	$61,424,204	$117,743,527	$(56,059,273)	$61,684,254

As required by SFAS No. 142, the statement has not been retroactively applied to the results for periods prior to adoption. A reconciliation of net income (loss) for the three months ended March 31, 2001, and for the twelve months ended December 31, 2001, 2000 and 1999, as if amortization of goodwill and franchises had not been recorded is presented below:

	Three Months Ended	Twelve Months Ended December 31,
	March 31,
	2001	2001	2000	1999

NET LOSS:
Reported net loss	$(4,959,055)	$(1,864,718)	$(14,268,443)	$(11,776,281)
Add back: amortization of indefinite-lived franchises	2,570,609	10,343,687	10,351,363	10,137,025
Add back: amortization of goodwill	43,277	171,903	173,111	173,111

Adjusted net (loss) income	$(2,345,169)	$8,650,872	$(3,743,969)	$(1,466,145)

Amortization expense for each of the next five years is expected to be approximately as follows:

2003	$746,000
2004	706,000
2005	706,000
2006	700,000
2007	466,000

$3,324,000

(3)  NORTHLAND CABLE NEWS:

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

	For the three months ended March 31,

	2002	2001

INCOME STATEMENT INFORMATION:
Total revenues	—	—
Operating expenses	3,816	—
Other, net	—	2,552
Net loss	$(3,816)	$(2,552)

	March 31,	December 31,
	2002	2001

BALANCE SHEET INFORMATION:
Current assets	1,980,037	2,229,287
Less: intercompany elimination	(1,963,339)	(2,018,237)

Total assets	$16,698	$211,050

Total liabilities	$—	$70,188

(4)  ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS

On September 21, 2001, the Company sold its cable system serving the areas in and around McCormick, South Carolina, which represented approximately 440 basic subscribers, to Quarterlane Farms, LLC. The system was sold at a purchase price of approximately $218,000.

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

Pro forma operating results of the Company for 2001, assuming the acquisition and dispositions described above had been made at the beginning of 2001, follow:

Three Months Ended
March 31, 2001

Service revenues	$14,800,000

Net loss	$(4,800,000)

Total comprehensive loss	$(4,200,000)

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed in Note 1 to the consolidated condensed financial statements, in July of 2002, management of the Company became aware of a misclassification in the Company’s financial statements as of, and for the year ended December 31, 2001, the quarterly periods within 2001 and for the quarter ended March 31, 2002. The misclassification relates to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity,” on January 1, 2001 for those interest rate swap agreements that existed at implementation. Correction of this misclassification resulted in the initial reclassification in the first quarter of 2001 of a non-cash item from the Company’s statement of operations to other comprehensive income in 2001, and included as accumulated other comprehensive income, a component of shareholder’s deficit. Subsequent to the initial reclassification, the reclassified amount is thereafter recorded in the restated statements of operations through the third quarter of 2002. Management and the Board of Directors of the Company concluded that it was in the best interest of the Company to reissue the financial statements for the periods affected by this misclassification. The financial statements and disclosures presented in this filing have been restated to correct for this matter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

As of March 31, 2002 the Company’s cable systems served approximately 113,040 basic subscribers, 51,174 premium subscribers, 10,520 digital subscribers and passed an estimated 191,845 homes.

Revenues decreased approximately $200,000 or 1.3% from $15.4 million to $15.2 million for the three months ended March 31, 2001 and March 31, 2002 respectively. Of these revenues, approximately $10.3 million (68%) was derived from basic services, $1.1 million (7%) from premium services, $2.0 million (13%) from expanded basic services, $300,000 (2%) from digital services, $200,000 (1%) from service maintenance contracts, $700,000 (5%) from advertising and $600,000 (4%) from other sources. Average monthly revenue per subscriber increased $3.26 or 7.8% from $41.61 to $44.87 for the three months ended March 31, 2002. The December 2001 disposition of cable television systems serving approximately 6,450 basic subscribers in and around Bainbridge Island, Washington (the “Bainbridge Systems”) decreased revenues approximately $874,000 or 5.7%. The September 2001 acquisition of a cable system serving approximately 3,200 basic subscribers in and around Highlands, North Carolina (the “Highlands System”) increased revenues approximately $275,000 or 1.8%. On a pro forma basis, excluding the impact of sale of the Bainbridge and McCormick Systems and the Highlands System acquisition: (i) revenues would have increased approximately $461,000 or 3.4%; and (ii) average monthly revenue per average basic subscriber would have increased $3.48 or 8.4%, from $41.37 to $44.87 for the three months ended March 31, 2002. This increase is primarily attributable to rate increases implemented during the first quarter of 2002 as well as increased revenue from higher penetration of new product tiers.

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

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage, marketing expenses and franchise fees, decreased approximately $300,000 or 13.0% from $2.4 million to $2.1 million for the three months ended March 31, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge and McCormick Systems and the Highlands System acquisition general and administrative expenses would have decreased approximately $126,000 or 5.6%. The decrease is primarily attributable to reductions in administrative service expenses and administrative salaries offset by increases in insurance expense and revenue based expenses such as franchise fees.

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

Interest expense decreased approximately $200,000 or 4.3%, from $4.6 million to $4.4 million for the three months ended March 31, 2002. Average outstanding indebtedness decreased $12 million from $183 million to $171 million for the three months ended March 31, 2001 and 2002, respectively. Approximately $18.3 million in proceeds from the sale of the Bainbridge Systems were used to pay down amounts outstanding under the Company’s revised Senior Credit Facility offset by approximately $3.8 million in borrowings related to the Highlands Acquisition and approximately $3.0 million in borrowings to replenish working capital.

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair value of its derivatives, $968,000 in income related to the change in value during the three months ended March 31, 2002 and amortization of the cumulative effect of change in accounting principle.

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

Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2002. Adjustments to the $490,000 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $2.8 million of depreciation and amortization, decreases of approximately $970,000 relating to interest rate derivatives and increases in operating liabilities of approximately $2.2 million offset by increases in operating assets of $700,000.

Net cash used in investing activities was approximately $1.4 million for the three months ended March 31, 2002, and substantially consisted of $1.6 million in capital expenditures offset by $226,000 in post-closing proceeds from sale of the Bainbridge Systems.

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

Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2001. Adjustments to the $4.9 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $5.2 million of depreciation and amortization, $2.1 million related to interest rate swap agreements and increases in operating liabilities of $1.6 million.

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

CAPITAL EXPENDITURES

For the three months ended March 31, 2002, the Company incurred capital expenditures of approximately $1.6 million. Capital expenditures included: (i) new product digital launches, (ii) expansion and improvements of cable properties; (iii) additions to plant and equipment; and (iv) line drops, extensions and installations of cable plant facilities.

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

Long-lived Assets — Property and equipment are stated at cost less accumulated depreciation. Costs of additions and substantial improvements to property and equipment are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. Depreciation is computed using the straight-line method over the equipment’s estimated useful lives. The Company evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

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

The Company periodically reviews the carrying value of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of March 31, 2002, there has been no indication of such impairment.

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangibles.” Under this statement, goodwill and franchises are no longer being amortized, but are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. As of March 31, 2002, there was no indication of such impairment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Company’s debt facilities. As of May 15, 2002, the Company had entered into three interest rate swap agreements for $20,000,000, $20,000,000, and $27,000,000 of these borrowings, to partially mitigate interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Company’s variable rate obligations would be approximately $855,000, of which $670,000 is mitigated by interest rate swap agreements currently in place.

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