Form 10-Q
period 2002-09-30
NORTHLAND CABLE TELEVISION INC
filed 2002-11-12
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

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

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash	$3,977,243	$2,724,099
Due from affiliates	995,797	295,650
Accounts receivable	2,339,130	3,437,560
Prepaid expenses	691,297	547,480

Total current assets	8,003,467	7,004,789
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $60,938,128 and $54,580,070, respectively	55,259,839	57,237,151
Franchise agreements, net of accumulated amortization of $48,279,931	53,393,281	53,384,986
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329
Other intangible assets, net of accumulated amortization of $6,157,012 and $5,372,238, respectively	3,583,588	4,361,939

Total investment in cable television properties	116,174,037	118,921,405

Total assets	$124,177,504	$125,926,194

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$268,784	$1,103,869
Accrued expenses	8,658,779	6,395,484
Converter deposits	127,231	157,534
Subscriber prepayments	1,745,470	1,898,112
Due to affiliates	162,428	242,741
Current portion of notes payable	1,387,959	—
Interest rate swap agreements	206,177	1,919,587

Total current liabilities	12,556,828	11,717,327
Notes payable	167,643,223	171,031,182

Total liabilities	180,200,051	182,748,509

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated other comprehensive income	—	268,000
Accumulated deficit	(68,381,924)	(69,449,692)

Total shareholder’s deficit	(56,022,547)	(56,822,315)

Total liabilities and shareholder’s deficit	$124,177,504	$125,926,194

The accompanying notes are an integral part of these consolidated balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) — (UNAUDITED)

	For the nine months ended September 30,

	2002	2001

Service revenues	$45,998,690	$46,384,483
Expenses:
Cable system operations (including $248,345 and $206,193, net paid to affiliates in 2002 and 2001, respectively), exclusive of depreciation and amortization shown below	17,429,116	16,333,213
General and administrative (including $100,574 and $616,500 net paid to affiliates in 2002 and 2001, respectively)	6,670,094	7,426,397
Management fees paid to parent	2,299,934	2,319,224
Depreciation and amortization	7,973,371	15,370,850

Total operating expenses	34,372,515	41,449,684

Income from operations	11,626,175	4,934,799
Other income (expense):
Interest expense	(12,318,498)	(13,790,081)
Interest income and other, net	37,977	95,578
Unrealized gain (loss) on interest rate swap agreements	1,981,411	(2,470,568)
(Loss) gain on disposal of assets	(259,297)	28,320

	(10,558,407)	(16,136,751)

Net income (loss)	1,067,768	(11,201,952)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	689,000
Reclassification of accumulated other comprehensive income to unrealized gain (loss) on interest rate swaps	(268,000)	(315,000)

Other comprehensive (loss) income	(268,000)	374,000

Total comprehensive income (loss)	$799,768	$(10,827,952)

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) — (UNAUDITED)

	For the three months ended September 30,

	2002	2001

Service revenues	$15,301,621	$15,454,301
Expenses:
Cable system operations (including $87,224 and $29,488, net paid to affiliates in 2002 and 2001, respectively), exclusive of depreciation and amortization shown below	5,896,448	5,489,892
General and administrative (including $111,394, net received from affiliates in 2002, and $150,947, net paid to affiliates 2001)	2,150,732	2,517,549
Management fees paid to parent	765,080	772,715
Depreciation and amortization	2,674,976	5,171,732

Total operating expenses	11,487,236	13,951,888

Income from operations	3,814,385	1,502,413
Other income (expense):
Interest expense	(3,876,532)	(4,508,795)
Interest income and other, net	13,733	30,741
Unrealized gain (loss) on interest rate swap agreements	600,754	(307,039)
(Loss) gain on disposal of assets	(243,421)	43,704

	(3,505,466)	(4,741,389)

Net income (loss)	308,919	(3,238,976)

Other comprehensive loss:
Reclassification of accumulated other comprehensive income to unrealized gain (loss) on interest rate swaps	(59,000)	(106,000)

Other comprehensive loss	(59,000)	(106,000)

Total comprehensive income (loss)	$249,919	$(3,344,976)

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,067,768	$(11,201,952)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	7,973,371	15,370,850
Unrealized (gain) loss on interest rate swap agreements	(1,981,411)	2,470,568
Amortization of loan costs	503,987	503,987
Loss (gain) on disposal of assets	259,297	(28,320)
(Increase) decrease in operating assets:
Accounts receivable	(127,658)	18,994
Prepaid expenses	(143,817)	(193,119)
Due from affiliates	(700,147)	(127,300)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,428,210	1,943,563
Due to affiliates	(80,313)	720,859
Converter deposits	(30,303)	23,987
Subscriber prepayments	(152,642)	63,666

Net cash provided by operating activities	8,016,342	9,565,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(5,753,630)	(9,604,380)
Proceeds from December 2001 disposition of cable system	999,562	—
Proceeds from disposal of assets	5,588	210,888
Franchises and other intangibles	(14,718)	(96,494)

Net cash used in investing activities	(4,763,198)	(9,489,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	3,000,000
Principal payments on borrowings	(2,000,000)	—
Loan fees and other costs incurred	—	(44,021)

Net cash (used in) provided by financing activities	(2,000,000)	2,955,979
INCREASE IN CASH	1,253,144	3,031,776
CASH, beginning of period	2,724,099	2,551,425

CASH, end of period	$3,977,243	$5,583,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,700,616	$10,716,151

Cash paid during the period for state income taxes	$9,363	$13,051

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

(1)  BASIS OF PRESENTATION:

Interim Financial Reporting

These unaudited condensed consolidated financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosures and do not contain all of the necessary footnote disclosures required for a fair presentation of the consolidated balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s consolidated financial position at September 30, 2002, its consolidated statements of operations and comprehensive income (loss) for the nine and three months ended September 30, 2002 and 2001 and its consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 filed on November 8, 2002.

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

Pro forma operating results of the Company for 2001, assuming the acquisition and dispositions described above had occurred at the beginning of 2001, follow:

	Nine Months Ended	Three Months Ended
	September 30, 2001	September 30, 2001

	(unaudited)
Service Revenues	$44,700,000	$15,000,000

Net Loss	$(10,500,000)	$(3,000,000)

(3)  INTANGIBLE ASSETS — SFAS NO. 142

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Company cease amortization of goodwill and other intangible assets determined to have indefinite lives, and establishes a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair values of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Company determined that its franchises met the definition of indefinite lived assets. Accordingly, amortization of these assets also ceased on December 31, 2001. The Company tested these intangibles for impairment upon adoption of the new standard and determined that the fair value of the assets exceeded their carrying value. The Company will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances. The book value of the Company’s intangible assets is presented in the following table:

	September 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$101,673,212	$(48,279,931)	$53,393,281	$101,664,917	$(48,279,931)	$53,384,986
Goodwill	6,344,433	(2,407,104)	3,937,329	6,344,433	(2,407,104)	3,937,329

	108,017,645	(50,687,035)	57,330,610	108,009,350	(50,687,035)	57,322,315
Definite-lived intangible assets:
Other intangible assets	9,740,600	(6,157,012)	3,583,588	9,734,177	(5,372,238)	4,361,939

	$117,758,245	$(56,844,047)	$60,914,198	$117,743,527	$(56,059,273)	$61,684,254

As required by SFAS No. 142, the statement has not been retroactively applied to the results for periods prior to adoption. A reconciliation of net income (loss) for the nine and three months ended September 30, 2002, and for the twelve months ended December 31, 2001, 2000 and 1999, as if amortization of goodwill and franchises had not been recorded is presented below:

			Twelve Months Ended December 31,
	Nine Months Ended	Three Months Ended
	September 30, 2001	September 30, 2001	2001	2000	1999

	(unaudited)		(unaudited)
NET LOSS:
Reported net loss	$(11,201,952)	$(3,238,976)	$(1,864,718)	$(14,268,443)	$(11,776,281)
Add back: amortization of indefinite-lived franchises	7,711,858	2,570,611	10,343,687	10,351,363	10,137,025
Add back: amortization of goodwill	129,833	43,278	171,903	173,111	173,111

Adjusted net (loss) income	$(3,360,261)	$(625,087)	$8,650,872	$(3,743,969)	$(1,466,145)

Amortization expense including amortization of loan fees for each of the next five years is expected to be approximately as follows:

2003	$746,000
2004	706,000
2005	706,000
2006	700,000
2007	466,000

$3,324,000

(4)  NOTES PAYABLE

In August of 2000, the Company refinanced its existing senior bank indebtedness. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The Revised Senior Credit Facility established a $35 million 364-day revolving credit loan. In August of 2001, the revolver converted to a term loan due on September 30, 2007. The other two components consisted originally of a seven-year revolving term loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. The allowable borrowings on the $40 million revolver were reduced by approximately $17.3 million during 2001. Amounts outstanding under the Revised Senior Credit Facility mature on September 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 8.032% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on September 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. As of September 30, 2002, approximately $5,695,000 was available to borrow by the Company under the revolving credit facility.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro Forma Debt Service ratio not less than 1.25 to 1.0 and a Leverage Ratio of no greater than 6.50 to 1.0, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of September 30, 2002, the Company was in compliance with the terms of the loan agreements.

As of September 30, 2002, the outstanding balance under the Revised Senior Credit Facility was approximately $69 million. As of the date of this filing, interest rates on the Revised Senior Credit Facility were as follows: $20 million fixed at a LIBOR based rate of 4.25% expiring February 20, 2003; $27 million fixed at 5.668% under the terms of an interest rate swap agreement with the Company’s lender expiring February 20, 2003; $5.5 million fixed at a LIBOR based rate of 4.19% expiring February 18, 2003; $16 million fixed at LIBOR based rate of 4.33% expiring November 19, 2002; $600,000 fixed at a LIBOR based rate of 4.33% expiring November 19, 2002. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company’s overall leverage fluctuates.

(5)  SUBSEQUENT EVENT

On October 28, 2002 the Company entered into an agreement to sell certain cable operations representing approximately 5% of its subscriber base to an unaffiliated third party. The sales price of the system is $11,716,000, which will result in the recognition of a gain. The closing of the sale is contingent upon the buyer obtaining financing, approval by the Board of Directors and the transfer of franchise operating agreements. Upon closing, substantially all of the proceeds from the sale will be utilized to reduce amounts outstanding under the Senior Credit Facility. The sale is not expected to close until 2003.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

As of September 30, 2002, the Company’s systems served approximately 109,727 basic subscribers, 51,081 premium subscribers, 11,174 digital subscribers, and passed an estimated 192,000 homes.

Revenues totaled $46.0 million for the nine months ended September 30, 2002. Of these revenues, $30.9 million (67%) was derived from basic services, $3.4 million (7%) from premium services, $6.2 million (14%) from expanded basic services, $900,000 (2%) from digital services, $400,000 (1%) from service maintenance contracts, $2.3 million (5%) from advertising and $1.9 million (4%) from other sources.

Average monthly revenue per subscriber increased $3.18 or 7.5% from $42.58 to $45.76 for the nine months ended September 30, 2002. The December 2001 disposition of cable television systems serving approximately 6,450 basic subscribers in and around Bainbridge Island, Washington (the “Bainbridge Systems”) decreased revenues approximately $2.7 million or 5.8%. The September 2001 acquisition of a cable system serving approximately 3,200 basic subscribers in and around Highlands, North Carolina (the “Highlands System”) increased revenues approximately $1.0 million or 2.2%. On a pro forma basis, effecting for the sale of the Bainbridge Systems and the Highlands System acquisition: (i) revenues would have increased approximately $1.3 million or 2.9%; and (ii) average monthly revenue per average basic subscriber would have increased $3.40 or 8.0%, from $42.36 to $45.76 for the nine months ended September 30, 2002. This increase is primarily attributable to rate increases implemented during the first quarter of 2002, increased revenue from higher penetration of new product tiers and a 26% increase in advertising revenue per basic subscriber.

Cable system operation expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $1.1 million or 6.7% from $16.3 million to $17.4 million for the nine months ended September 30, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge Systems and the Highlands System acquisition, operating expenses would have increased approximately $1.7 million or 10.8%. Programming costs increased approximately $1.6 million or 14% on a pro forma basis resulting from rate increases by certain programming vendors, the launch of new programming services in various systems and the launch of digital programming services.

General and administrative expenses, which include on-site office and customer service personnel costs, corporate overhead, customer billing, postage, marketing expenses and franchise fees, decreased approximately $700,000 or 9.5% from $7.4 million to $6.7 million for the nine months ended September 30, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge Systems and the Highlands System acquisition, general and administrative expenses would have decreased approximately $500,000 or 6.9%. The decrease is primarily attributable to reductions in corporate overhead and property taxes, offset by a 55% increase in marketing expense.

Management fees for the nine months ended September 30, 2002 were consistent with the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses decreased approximately $7.4 million or 48.0% from $15.4 million to $8.0 million for the nine months ended September 31, 2002. Such decrease is primarily attributable to the Company’s implementation of SFAS No. 142. As of December 31, 2001, the Company discontinued amortizing its franchises and goodwill in accordance with SFAS No. 142 resulting in a decrease of approximately $7.8 million in amortization expense for the nine months ended September 30, 2002.

Interest expense decreased approximately $1.5 million or 10.9%, from $13.8 million to $12.3 million for the nine months ended September 30, 2002. Average outstanding indebtedness decreased $13.6 million from $184.2 million to $170.6 million for the nine months ended September 30, 2001 and 2002, respectively. This is primarily attributable to the fact that approximately $19.3 million of the proceeds from the sale of the Bainbridge Systems were used to pay down amounts outstanding under the Company’s revised Senior Credit Facility offset by approximately $6.8 million in borrowings during 2001 to replenish working capital.

The Company has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value to settle the agreements and a corresponding charge in its statement of operations. Each quarter, the change in the market value of the Company’s swap agreements is recorded as other income or expense. The market value adjustment for the nine months ended September 30, 2002 was a credit of approximately $1.7 million. In addition, the Company recorded $268,000 of income for the nine months ended September 30, 2002 resulting from the reclassification to earnings of accumulated other comprehensive income recorded upon implementation of SFAS No. 133 on January 1, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues totaled $15.3 million for the three months ended September 30, 2002 remaining constant with the same period in 2001. Of these revenues, $10.3 million (67%) was derived from basic services, $1.1 million (8%) from premium services, $2.0 million (13%) from expanded basic services, $300,000 (2%) from digital services, $100,000 (1%) from service maintenance contracts, $800,000 (5%) from advertising and $700,000 (4%) from other sources.

Average monthly revenue per subscriber increased $2.83 or 6.5% from $43.45 to $46.28 for the three months ended September 30, 2002. The December 2001 disposition of the Bainbridge Systems serving approximately 6,450 basic subscribers decreased revenues approximately $900,000 or 5.9%. The September 2001 acquisition of the Highlands System serving approximately 3,200 basic subscribers increased revenues approximately $400,000 or 2.6%. On a pro forma basis, effecting for the sale of the Bainbridge Systems and the Highlands System acquisition: (i) revenues would have increased approximately $600,000 or 11.3%; and (ii) average monthly revenue per average basic subscriber would have increased $3.06 or 7.1%, from $43.22 to $46.28 for the three months ended September 30, 2002. This increase is primarily attributable to rate increases implemented during the first quarter of 2002, increased revenue from higher penetration of new product tiers and a 30% increase in advertising revenue per basic subscriber.

Cable system operation expenses increased approximately $400,000 or 7.3% from $5.5 million to $5.9 million for the three months ended September 30, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge Systems and the Highlands System acquisition, operating expenses would have increased approximately $600,000 or 11.4%. Programming costs increased $500,000 or 13.8% on a pro forma basis resulting from rate increases by certain programming vendors as well as the launch of new analog programming services and the launch of digital programming services.

General and administrative expenses decreased approximately $400,000 or 16.0% from $2.5 million to $2.1 million for the three months ended September 30, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge Systems and the Highlands System acquisition, general and administrative expenses would have decreased approximately $300,000 or 12.5%. The decrease is attributable to reductions in corporate overhead and property taxes, offset by a 63% increase in marketing expense.

Management fees for the three months ended September 30, 2002 were consistent with the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses decreased approximately $2.5 million or 48.1% from $5.2 million to $2.7 million for the three months ended September 30, 2002. Such decrease is primarily attributable to the Company’s implementation of SFAS No. 142. As of December 31, 2001, the Company discontinued amortizing its franchises and goodwill accordance with SFAS No. 142 resulting in a decrease of approximately $2.6 million in amortization expense for the three months ended September 30, 2002.

Interest expense decreased approximately $600,000 or 13.3%, from $4.5 million to $3.9 million for the three months ended September 30, 2002. Average outstanding indebtedness decreased $14 million from $185.5 million to $169.7 million for the three months ended September 30, 2001 and 2002, respectively. This is primarily attributable to the fact that approximately $19.3 million in proceeds from the sale of the Bainbridge Systems were used to pay down amounts outstanding under the Company’s revised Senior Credit Facility offset by approximately $6.8 million in borrowings to replenish working capital.

The Company has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Accordingly, the Company has recorded a liability equal to the fair market value to settle the agreements and a corresponding charge in its statement of operations. Each quarter, the change in the market value of the Company’s swap agreements is recorded as other income or expense. The market value adjustment for the three months ended September 30, 2002 was a credit of approximately $550,000. In addition, the Company recorded $59,000 of income for the three months ended September 30, 2002 resulting from the reclassification to earnings of accumulated other comprehensive income recorded upon implementation of SFAS No. 133 on January 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued a business strategy, which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company’s debt service obligations for the remainder of 2002 are expected to be approximately $3.4 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2003. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $8.0 million for the nine months ended September 30, 2002. Adjustments to the $1.1 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $8.5 million of depreciation and amortization and increases in operating liabilities of approximately 1.2 million, offset by $2.0 relating to interest rate swap agreements and increases in operating assets of approximately $1.0 million.

Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2002, and substantially consisted of $5.8 million in capital expenditures offset by the receipt of $1.0 million from a hold back note related to the sale of the Bainbridge Systems.

Net cash used in financing activities consisted of $2.0 million in principal prepayments on the Senior Credit Facility.

Net cash provided by operating activities was $9.6 million for the nine months ended September 30, 2001. Adjustments to the $11.2 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $15.9 million of depreciation and amortization, $2.5 million related to interest rate swap agreements and increases in operating liabilities of approximately $2.7 million.

Net cash used in investing activities was $9.5 million for the nine months ended September 30, 2001 and consisted primarily of $9.6 million in capital expenditures and additions of intangible assets.

Net cash provided by financing activities was $3.0 million for the nine months ended September 30, 2001. The Company had $3.0 million in borrowings of long term debt to finance planned capital expenditures.

Operating income before charges for interest, taxes, depreciation and amortization (“EBITDA”) decreased approximately $700,000 or 3.5%, from $20.3 million to $19.6 million for the nine months ended September 30, 2002. EBITDA as a percentage of revenues (“EBITDA Margin”) decreased from 43.8% to 42.6% for the nine months ended September 30, 2002. On a pro forma basis, excluding the impact of the sale of the Bainbridge Systems and the Highlands System acquisition, EBITDA would have remained relatively constant. The aforementioned increases in pro forma revenues were offset by higher programming costs resulting from rate increases by certain programming vendors as well as the launch of new programming services in various systems. Industry analysts generally consider EBITDA to be an appropriate measure of the performance of multi-channel television operations. EBITDA is not presented in accordance with accounting principles generally accepted in the United States of America and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company’s operating performance.

CAPITAL EXPENDITURES

For the nine months ended September 30, 2002, the Company incurred capital expenditures of approximately $5.8 million. Capital expenditures included: (i) continued deployment of new product digital services, (ii) expansion and improvement of cable properties; (iii) additions to plant and equipment and (iv) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $3.5 million in capital expenditures for the remainder of 2002. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, which will allow for the continued deployment of new products, such as digital and Internet services in selected markets. Furthermore, capital expenditures will involve extensions of distribution facilities to add new subscribers.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 143 — In September 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Company beginning January 1, 2003. The Company has not yet estimated the impact of implementation on its financial position or results of operations.

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

Statement of Financial Accounting Standards No. 146 - In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. The Partnership has not yet estimated the impact of implementation on its financial position or results of operations.

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

The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include direct labor and materials as well as certain indirect costs. The amount of indirect costs that are capitalized, which include employee benefits, travel and other costs, are estimated based on historical construction costs. The Company periodically performs evaluations of these estimates to determine whether they are reflective of current construction costs. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are presented in the statement of operations and comprehensive income (loss).

The Company periodically reviews the carrying value of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of March 31, 2002, there has been no indication of such impairment.

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangibles.” Under this statement, goodwill and franchises are no longer being amortized, but are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. As of September 30, 2002, there was no indication of such impairment.

SUBSEQUENT EVENT

On October 28, 2002 the Company entered into an agreement to sell certain cable operations representing approximately 5% of its subscriber base to an unaffiliated third party. The sales price of the system is $11,716,000, which will result in the recognition of a gain. The closing of the sale is contingent upon the buyer obtaining financing, approval by the Board of Directors and the transfer of franchise operating agreements. Upon closing, substantially all of the proceeds from the sale will be utilized to reduce amounts outstanding under the Senior Credit Facility. The sale is not expected to close until 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s debt facilities. As of the date of this filing, the Company had entered into one interest rate swap agreement for $27,000,000 to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Had the Company not entered into this fixed rate agreements, the potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Company’s variable rate obligations would be approximately $690,000 of which, $270,000 is mitigated by interest rate swap agreements currently in place.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and President (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on and as of the time of such evaluation, the Partnership’s management, including the Chief Executive Officer and President (Principal Financial and Accounting Officer), concluded that the Partnership’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s reports filed or submitted by it under the Exchange Act. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

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

Northland Cable Television, Inc. and Subsidiary

SIGNATURES		CAPACITIES	DATE

/s/	RICHARD I. CLARK	Executive Vice President, Treasurer	11-12-02
and Assistant Secretary
Richard I. Clark

/s/	GARY S. JONES	President	11-12-02

Gary S. Jones

CERTIFICATIONS

I, Gary Jones certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Television, Inc., and Subsidiary;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/	GARY S. JONES
Gary S. Jones President (Principal Financial and Accounting Officer)

I, John Whetzell certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Television, Inc., and Subsidiary;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/	JOHN S. WHETZELL
John S. Whetzell Chief Executive Officer