Form 10-Q/A
period 2002-09-30
NORTHLAND CABLE TELEVISION INC
filed 2002-11-13
CIK 1051920

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

Average monthly revenue per subscriber increased $2.83 or 6.5% from $43.45 to $46.28 for the three months ended September 30, 2002. The December 2001 disposition of the Bainbridge Systems serving approximately 6,450 basic subscribers decreased revenues approximately $900,000 or 5.9%. The September 2001 acquisition of the Highlands System serving approximately 3,200 basic subscribers increased revenues approximately $400,000 or 2.6%. On a pro forma basis, effecting for the sale of the Bainbridge Systems and the Highlands System acquisition: (i) revenues would have increased approximately $350,000 or 2.3%; and (ii) average monthly revenue per average basic subscriber would have increased $3.06 or 7.1%, from $43.22 to $46.28 for the three months ended September 30, 2002. This increase is primarily attributable to rate increases implemented during the first quarter of 2002, increased revenue from higher penetration of new product tiers and a 30% increase in advertising revenue per basic subscriber.

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

Northland Cable Television, Inc. and Subsidiary

SIGNATURES		CAPACITIES	DATE

/s/	RICHARD I. CLARK	Executive Vice President, Treasurer	11-13-02
and Assistant Secretary
Richard I. Clark

/s/	GARY S. JONES	President	11-13-02

Gary S. Jones

CERTIFICATIONS

I, Gary Jones certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Northland Cable Television, Inc., and Subsidiary;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: November 13, 2002

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/	JOHN S. WHETZELL
John S. Whetzell Chief Executive Officer