Form 10-K
period 2002-12-31
NORTHLAND CABLE TELEVISION INC
filed 2003-03-31
CIK 1051920

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from       to

Commission file number 333-43157

NORTHLAND CABLE TELEVISION, INC.

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON	91-1311836

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

AND SUBSIDIARY GUARANTOR:

NORTHLAND CABLE NEWS, INC.

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1638891 (I.R.S. Employer Identification No.)

101 STEWART STREET, SUITE 700
SEATTLE, WASHINGTON (Address of principal executive offices)	98101 (Zip Code)

Registrant’s telephone number, including area code: (206) 621-1351

Securities registered pursuant to including Section 12(b) of the Act:

Title of each class (NONE)	Name of each exchange on which registered (NONE)

Securities registered pursuant to Section 12(g) of the Act:

10 1/4% Senior Subordinated Notes due 2007

(Title of class)

     Indicate by check mark whether registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [   ] No [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [   ] No [ X ]

     As of December 31, 2002 the Company had 10,000 shares outstanding, all of which are held by an affiliate.

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

PART I

ITEM 1.    BUSINESS

Northland Cable Television, Inc. (the “Company”), a Washington Corporation, was formed in October 1985 and owns and operates 36 cable television systems serving small cities, towns, and rural communities in California, Georgia, South Carolina, North Carolina, Texas and Washington (collectively the “Systems”). The Company is a wholly owned subsidiary of Northland Telecommunications Corporation (“NTC”), which, together with the Company and its other affiliates, has specialized in providing cable television and related services in non-urban markets since 1981. Other subsidiaries of NTC include:

NORTHLAND COMMUNICATIONS CORPORATION (“NCC”) - formed in March 1981 and principally involved in the ownership and management of cable television systems. NCC is the sole shareholder of Northland Cable Properties, Inc.

NORTHLAND CABLE PROPERTIES, INC. (“NCPI”) - formed in February 1995 and principally involved in the direct ownership of local cable television systems. NCPI is the majority member of Northland Cable Ventures LLC.

NORTHLAND CABLE VENTURES LLC (“NCV”) - formed in June 1998 and principally involved in the direct ownership of local cable television systems. NCV’s minority member is an LLC principally owned by executives of the Company.

NORTHLAND CABLE SERVICES CORPORATION (“NCSC”) - formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems. Also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Sole shareholder of Cable Ad-Concepts.

CABLE AD-CONCEPTS, INC. (CAC) - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland- affiliated cable systems.

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

Since closing its initial acquisition in 1986, the Company has continued to target, negotiate and complete acquisitions of cable systems and integrate the operation of such systems. The Company has increased its basic and premium subscribers through strategic acquisitions, selective system upgrades and extensions of its cable systems. As of December 31, 2002, the total number of basic subscribers served by the Systems was 108,269, and the Company’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 56%.

The Company has 88 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2022, have been granted by local and county authorities in the areas in which the Systems operate. The Company has historically been able to renew its franchises without incurring significant costs, and management believes that any particular franchise will be renewed or that it can be renewed on commercially favorable terms, however, no assurances can be given.

Franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

THE SYSTEMS

The Company’s systems are divided into four geographical regions. Unless otherwise indicated, all operating statistical data set forth in the following table and the region-by-region description of the Systems, which follows, is as of December 31, 2002. The system serving the area of Port Angeles, Washington was sold to an unaffiliated third party on March 11, 2003.

							AVERAGE
							MONTHLY
				PERCENT OF			REVENUE
		BASIC		BASIC	PREMIUM		PER	EBITDA
	HOMES	SUBSCRIBERS	BASIC	SUBSCRIBERS	SERVICE	PREMIUM	BASIC	MARGIN
REGION	PASSED(1)	(2)	PENETRATION	(3)	UNITS(4)	PENETRATION	SUBSCRIBER	(5)

So. Carolina/No.
Carolina/Georgia	99,030	58,022	58.6%	53.6%	28,589	49.3%	$48.01	44.9%
Washington	25,775	15,206	59.0%	14.0%	5,662	37.2%	$43.03	39.3%
Texas	47,950	24,141	50.4%	22.3%	10,500	43.5%	$44.58	41.1%
California	19,090	10,900	57.1%	10.1%	6,073	55.7%	$42.32	38.4%

Total Systems	191,845	108,269	56.4%	100.0%	50,824	46.9%	$45.96	42.7%

(1)	Homes passed refers to estimates of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(2)	The number of basic subscribers has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenue for bulk accounts by the full basic service rate for the community in which the account is located.

(3)	Percentage of all basic subscribers based on an aggregate of all Systems.

(4)	Premium service units represent the number of subscriptions to premium channels.

(5)	EBITDA represents income from operations excluding the effect of depreciation and amortization expense. EBITDA margin represents EBITDA as a percentage of revenue. EBITDA is commonly used to analyze companies on the basis of leverage and liquidity. However, EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States and may not be comparable to similarly titled measures reported by other companies. EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements (See reconciliation of EBITDA to cash flow from operations included in the Liquidity and Capital Resources section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

The South Carolina/North Carolina/Georgia Region. The South Carolina/North Carolina/Georgia Region consists of eight headends serving 58,022 subscribers. Four headends, located in Aiken, Greenwood and Clemson, South Carolina and Statesboro, Georgia, serve 53,507 subscribers or 92.2% of the total subscribers in the region. The region is currently operated from five primary local offices located in Aiken, Greenwood, Clemson, Statesboro and Highlands, North Carolina.

Clemson, South Carolina. The Clemson area systems serve 13,119 subscribers from two headends. The Clemson system, which is home to Clemson University, is the largest system, serving 12,925 subscribers. Approximately 85% of the homes passed are served by plant with 450 MHz or better channel capacity. The Company began offering digital television service in the Clemson system during 2000. Additionally, the Clemson area systems have a strong advertising sales effort, and their principal office and headend sites are owned by the Company.

Aiken, South Carolina. The Aiken area systems serve 17,955 subscribers from three headends. The Aiken headend serves 89.8% of the subscribers, has a 550 MHz channel capacity and is addressable. The Company began offering digital television service in the Aiken system during 2001. The Aiken area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, textiles, industrial robotics, gardening seeds and prefabricated homes. The largest employer in the Aiken area is the Westinghouse Savannah River Company. The office and two of the headend sites are owned by the Company.

Greenwood, South Carolina. The Greenwood system serves 15,932 subscribers from a single headend and has a minimum of 450 MHz channel capacity. The Company began the upgrade of the Greenwood system to 550 MHz channel capacity in 2000, with approximately 69% of the homes passed being served by plant with 550 MHz channel capacity by year-end 2002. Although this system employed fiber optic technology, the Company has constructed an expansion of the fiber optic backbone designed to support 860 MHz capacity. Additionally, a fiber optic backbone interconnect was constructed to the Saluda and Edgefield systems for system upgrades and connection, currently in process. The Company began offering digital television service in the Greenwood system during 2001. The Greenwood area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, photo film textiles, industrial robotics, gardening seeds and prefabricated homes. The Company owns its office and headend site.

Statesboro, Georgia. The Statesboro system serves 8,526 subscribers from a single headend with approximately 95% of the subscribers served by 450 MHz channel capacity. The Company began offering digital television service in the Statesboro system during 2000. The Statesboro system has a strong advertising sales effort and its office and headend site are owned by the Company. Statesboro is home to Georgia Southern University.

Highlands, North Carolina. The Highlands system serves 2,490 subscribers from a single headend with approximately 83% of the subscribers served by 330 MHz channel capacity and 17% served by 450 MHz capacity. The system currently utilizes and plans to expand a fiber backbone designed to ultimately support 860 MHz capacity. Highlands is located on a plateau of the Blue Ridge Mountains where Georgia, North Carolina and South Carolina meet. The Highlands area has long been a vacation destination for affluent families from many Southern cities. The area is encircled by 200,000 acres of the End National Forest. One of the main attractions of Highlands is the area’s exclusive golf clubs. The system experiences seasonality in its subscriber base, the area’s low season (winter) and high season (summer) fluctuate by approximately 700 basic subscribers.

The Washington Region. The Washington Region serves 15,206 subscribers from four headends and is operated from two offices located in Port Angeles and Moses Lake, Washington. The two largest headends serve 11,656 subscribers, or 76.7% of the Company’s total subscribers in the region.

Port Angeles, Washington. The Port Angeles system serves 5,718 subscribers from one headend. The system utilizes a fiber optic backbone designed to support a 750 MHz capacity with 63% of the subscribers served by 550 MHz capacity plant and 37% served by 450 MHz capacity plant. The Company began offering digital television service in the Port Angeles system during 2000. Port Angeles is located near the Olympic National Park and is the county seat for Clallam County. The system’s office and headend sites are owned by the Company.

Moses Lake, Washington. The Moses Lake area systems serve 9,488 subscribers from three headends. The Moses Lake headend serves 62.6% of the subscribers and was recently upgraded to 450 MHz channel capacity, which included the expansion of the fiber optic backbone designed to support a 750 MHz capacity. The Company began offering digital television service in the Moses Lake system during 1999. The office, three headend sites and a microwave site are owned by the Company. The three headends are interconnected via microwave for the delivery of certain off-air broadcast signals imported from the Seattle and Spokane, Washington markets. Each system maintains a separate headend facility for reception and distribution of satellite signals. An upgrade of the Othello system to 450 MHz was recently completed. The Ephrata system is currently being upgraded to 550 MHz capacity with completion projected by the end of 2003.

The Texas Region. The Texas Region is characterized by smaller systems, with 17 headends serving 24,141 subscribers. Eight headends currently serve 83.9% of the subscribers. Additionally, the Company’s management structure allows it to achieve operating efficiencies, as only five local offices are required to service the region.

Stephenville, Texas. The Stephenville area systems serve 5,333 subscribers from a cluster of four headends. Stephenville is home to Tarleton State College, an affiliate of Texas A&M University. All of the subscribers are currently served by plant with 450 MHz or better channel capacity. The Company began offering digital television service in the Stephenville system during 2001. The office and three of the headend sites are owned by the Company.

Mexia, Texas. The Mexia area systems serve 10,497 subscribers from a cluster of nine headends, with the two largest headends, Mexia and Crockett, serving 54.1% of the subscribers. Approximately 87.7% of subscribers currently are serviced by plant with 400 MHz capacity, with the Mexia headend utilizing a fiber optic backbone. The Company began offering digital television service in the Mexia system during 2001. The Mexia area has a diversified economy with Nucor Steel, Inc. as a major employer.

Marble Falls, Texas. The Marble Falls area systems serve 6,948 subscribers from a cluster of three headends. In June 2000 the Company completed a fiber optic interconnect of the Burnet system to the Marble Falls system, thereby eliminating an additional headend. With the completion of the Burnet interconnect, approximately 80.9% of the subscribers in the area are served from a single headend. The combination office and headend site in Marble Falls is owned by the Company. Over the next two to three years the remaining systems in the Marble Falls area are scheduled to be upgraded to 400 MHz or 550 MHz capacity. The Company began offering digital television service in the Marble Falls system during 2001. The Marble Falls region is a popular outdoor recreation and retirement area for families from nearby Austin and San Antonio.

The remaining headend in the Texas region, located in the Navasota, serves 1,363 subscribers, with all of the subscribers served by plant with 400 MHz capacity or better.

The California Region. The California Region serves 10,900 subscribers from seven headends, which are operated from three offices located in Yreka, Oakhurst and Mount Shasta, California. Three headends serve 9,530 subscribers or 87.4% of the total subscribers in the region.

Oakhurst, California. The Oakhurst, California area is one of the entrances to Yosemite National Park. The Oakhurst area systems serve 3,874 subscribers from a cluster of five headends. The Oakhurst headend serves 64.6% of the subscribers in the area. An upgrade of the Oakhurst system to 450 MHz capacity with approximately 90.0% of the system’s subscribers served was recently completed. The Company began offering digital television service in the Oakhurst system during 2001.

Yreka, California. The Yreka, California system, located near Mt. Shasta National Park, serves 2,918 subscribers from a single headend. Yreka is the county seat of Siskiyou County. The Yreka system currently has a plant capacity of 75% 450 MHz and 25% 400 MHz. An ongoing upgrade of the system to 450 MHz capacity is in process with completion projected by year-end 2004. The Company began offering digital television service in the Yreka system during 2001. The Yreka office and headend sites are owned by the Company.

Mount Shasta, California. The Mount Shasta, California system, serves 4,108 subscribers from a primary headend and is located in close proximity to the Company’s Yreka system. The system sits at the base of 14,162 foot Mt. Shasta, which attracts tourists year round with skiing, hiking and golf courses nearby. The communities of Mount Shasta, Dunsmuir and Weed are connected by fiber optic backbone and the community of McCloud is connected via AML microwave. Portions of the system serving approximately 85% of the subscribers are currently at 330 MHz capacity with the remaining 15% at 550 MHz. The completion of an upgrade to 550 MHz is planned. The Company began offering digital television service in the Mount Shasta system in 2000. The Mount Shasta area has a strong economic base. Forestry, forest services and tourism are the major industries.

As of December 31, 2002, the Company had approximately 171 full-time employees and 6 part-time employees. Nine of the Company’s employees at its Moses Lake, Washington system are represented by a labor union. The Company considers its relations with its employees to be good.

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

REGULATION AND LEGISLATION

Summary

The following summary addresses the key regulatory developments and legislation affecting the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals, which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time.

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

As of December 31, 2002, approximately 10% of the Company’s local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

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

Cable Entry Into Telecommunication

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

Telephone Entry Into Cable Television

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

Electric Utility Entry Into Telecommunications/Cable Television

The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities, which could include the provision of video programming.

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

ITEM 2. PROPERTIES

The Company’s cable television systems are located in and around Stephenville, Marble Falls, Mexia and Navasota, Texas; Moses Lake and Port Angeles, Washington; Clemson, Aiken and Greenwood, South Carolina; Highlands, North Carolina; Statesboro, Georgia; and Yreka, Mount Shasta and Oakhurst, California.

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

(b) The Company has one common equity holder as of December 31, 2002.

(c) During 2002, the Company did not pay cash dividends and has no intentions of paying cash dividends in the foreseeable future, due to restrictions in its loan agreement.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

			Years ended December 31,
	2002 (1)	2001	2000	1999	1998

SUMMARY OF OPERATIONS:
Revenue	$62,276,784	$62,067,659	$60,507,984	$58,848,415	$56,002,667
Operating income	15,520,411	6,141,037	6,376,758	6,561,172	4,655,761
Net income (loss)	1,468,650	(1,864,718)	(14,268,443)	(11,776,281)	(7,758,291)
Total comprehensive income (loss)	1,200,650	(1,596,718)	(14,268,443)	(11,776,281)	(7,758,291)

(1) As of December 31, 2001, the Company discontinued amortization of its franchise agreements and goodwill in accordance with SFAS No. 142. Amortization of these items was $10,515,590 and 10,524,474 for the year ended December 31, 2001 and 2000, respectively.

			December 31,
	2002	2001	2000	1999	1998

BALANCE SHEET DATA:
Total assets	$121,181,353	$125,926,194	$135,997,674	$141,985,167	$156,586,254
Notes payable	168,031,182	171,031,182	182,540,000	175,090,000	177,340,000
Total liabilities	176,803,018	182,748,509	192,022,121	183,741,171	186,565,977
Shareholder’s deficit	(55,621,665)	(56,822,315)	(56,024,447)	(41,756,004)	(29,979,723)

		Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

Revenue	$15,278,094	$15,301,621	$15,482,261	$15,214,808
Operating income	3,894,235	3,814,385	3,869,373	3,942,418
Gain (loss) on sale of assets	30,021	(243,421)	(10,052)	(5,824)
Net income (loss)	400,882	308,919	269,561	489,288

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001

Revenue	$15,683,176	$15,454,301	$15,524,527	$15,405,655
Operating income	1,206,240	1,502,413	1,710,917	1,721,467
Gain (loss) on sale of assets	12,731,008	43,704	(12,194)	(3,189)
Net income (loss)	9,337,234	(3,238,976)	(3,003,921)	(4,959,055)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2002 AND 2001

Basic subscribers decreased 5,669 or 5.0%, from 113,938 at December 31, 2001 to 108,269 at December 31, 2002. Revenues decreased $800,000 or 1.3%, from $62.1 million to $61.3 million in 2002. Average monthly revenue per basic subscriber increased $3.13 or 7.3%, from $42.92 to $46.05 for the year ended December 31, 2002. On a pro forma basis, adjusting for the acquisition of the Highlands, NC system and the disposition of the Bainbridge, WA system in 2001, revenues would have increased $1.7 million or 2.9%, from $59.6 million to $61.3 million and revenue per average basic subscriber would have increased $3.46 or 8.1%, from $42.59 to $46.05. This pro forma increase was attributable to rate increases implemented in a majority of the Company’s systems during the year and increased penetration of new product tiers.

Operating expenses, which include costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $1.0 million or 4.5%, from $22.1 million to $23.1 million for the year ended December 31, 2002. Operating expenses as a percentage of revenues increased from 35.6% to 37.7% for the year ended December 31, 2002. Such increase is primarily attributable to annual wage and benefit increases and higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems. On a pro forma basis, operating expenses would have increased $2.0 million or 9.5%, from $21.1 million to $23.1 million and operating expenses as a percentage of revenue would have increased from 35.4% to 37.7%.

General and administrative expenses, which include on-site office and customer service personnel costs, customer billing, postage and marketing expenses and franchise fees decreased approximately $1.1 million or 11.0%, from $10.0 million to $8.9 million for the year ended December 31, 2002. The results are due primarily to decreases in expenses associated with accounting, legal and administrative services. On a pro forma basis, general and administrative expenses would have decreased $700,000 or 7.3%, from $9.6 million to $8.9 million.

Management fees decreased from $3.1 million to $3.0 million for the year ended December 31, 2002. Such decrease was directly attributable to the revenue decreases discussed above. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expense decreased approximately 48.3%, from $20.7 million in 2001 to $10.7 million in 2002. The decrease is primarily attributable to the Company’s implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 “ Goodwill and Other Intangible Assets.” As of December 31, 2001, the Company discontinued amortizing its franchise agreements and goodwill resulting in a decrease of approximately $10.5 million in amortization expense for the year ended December 31, 2002. This is offset by depreciation and amortization of plant, equipment and other intangible assets acquired during 2002.

Interest expense decreased approximately $2.6 million or 14.1%, from $18.5 million to $15.9 million for the year ended December 31, 2002. The Company’s average bank balance decreased from approximately $183.7 million in 2001 to $170.1 million in 2002. In addition, the Company’s effective interest rate decreased from approximately 9.72% in 2001 to 8.95 % in 2002.

2001 AND 2000

Basic subscribers decreased 10,356 or 8.3%, from 124,294 at December 31, 2000 to 113,938 at December 31, 2001. On a pro forma basis, excluding the effects of system sales and acquisitions, basic subscribers decreased 4.8%, from 119,721 at December 31, 2000 to 113,938 at December 31, 2001.

Revenues increased $1.6 million or 2.6%, from $60.5 million to $62.1 million in 2001. Average monthly revenue per basic subscriber increased $2.64 or 6.6%, from $40.28 to $42.92 for the year ended December 31, 2001. Such increase was attributable to rate increases implemented in a majority of the Company’s systems during the year, revenue from the increase in penetration of new product tiers, and the Highlands, North Carolina acquisition which accounted for approximately $321,000 of the 2001 revenue increase. On a pro forma basis, adjusting for the acquisition of the Highlands, NC System and the disposition of the Bainbridge, WA system revenues would have increased $1.1 million or 1.9%, from $58.5 million to $59.6 million and revenue per average basic subscriber would have increased $2.65 or 6.6%, from $39.94 to $42.59.

Operating expenses increased approximately $1.1 million or 5.2%, from $21.0 million to $22.1 million for the year ended December 31, 2001. Operating expenses as a percentage of revenues increased from 34.7% to 35.6% for the year ended December 31, 2001. Such increase is primarily attributable to annual wage and benefit increases, higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems and expenses associated with the Highlands system acquisition. On a pro forma basis, operating expenses would have increased $1.0 million or 5.0%, from $20.1 million to $21.1 million and operating expenses as a percentage of revenue would have increased from 34.5% to 35.5%.

General and administrative expenses decreased approximately $300,000 or 2.9%, from $10.3 million to $10.0 million for the year ended December 31, 2001. The results are due to decreases in expenses associated with accounting, legal and administrative services off-set by increased expenses associated with the Highlands system acquisition. On a pro forma basis, general and administrative expenses would have decreased $400,000 or 4.0%, from $10 million to $9.6 million.

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

Interest expense increased approximately $100,000 or .5%, from $18.4 million to $18.5 million for the year ended December 31, 2001. The Company’s average bank balance increased from approximately $182.5 million in 2000 to $183.7 million in 2001. In addition, the Company’s effective interest rate increased from approximately 9.48% in 2000 to 9.72% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion, improvement and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy, which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations and borrowings under the revolving credit and term loan facility provided by a group of banks. For the years ended December 31, 2002, 2001 and 2000, the Company’s net cash provided from operations was $9.1 million, $10.1 million and $8.5 million, respectively, all of which were sufficient to meet the Company’s debt service obligations and capital expenditure requirements for the respective periods, excluding acquisitions. Acquisitions of cable television systems during these periods primarily were financed through bank borrowings. Based on amounts outstanding as of December 31, 2002, the Company’s debt service obligations for the years ended December 31, 2003 and 2004 are expected to be approximately $16 million and $22 million, respectively. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

2002

Net cash provided by operating activities was $9.1 million for the year ended December 31, 2002. Adjustments to the $1.5 million net income for the period to reconcile to net cash provided by operating activities consisted primarily of $11.4 million of depreciation and amortization, off-set by $2.1 million in unrealized gains on interest rate swap agreements and changes in other operating assets and liabilities of $1.9 million.

Net cash used in investing activities was $7.2 million for the year ended December 31, 2002, and consisted primarily of $8.3 million in capital expenditures off-set by $1.0 million in proceeds related to the disposition of the Bainbridge Island, Washington system.

Net cash used in financing activities was $3.0 million for the year ended December 31, 2002, and consisted primarily of principal payments on notes payable.

EBITDA decreased approximately $700,000 or 2.6%, from $26.9 million to $26.2 million for the year ended December 31, 2002. On a pro forma basis, adjusting for the 2001 acquisition of the Highlands system and disposition of the Bainbridge system, EBITDA would have increased approximately $300,000 or 1.2% from $25.9 million to $26.2 million and EBITDA margin would have decreased from 43.5% to 42.8% for the year ended December 31, 2002. The aforementioned increases in revenues were offset by increased operating expenses resulting from rate increases by certain programming vendors and the launch of new programming services.

EBITDA represents income from operations excluding the effect of depreciation and amortization expense. EBITDA margin represents EBITDA as a percentage of revenue. EBITDA is commonly used to analyze companies on the basis of leverage and liquidity. However, EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States and may not be comparable to similarly titled measures reported by other companies. EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. A reconciliation of net cash provided by operating activities to EBITDA follows:

	Year Ended December 31,

	2002	2001	2000

Net cash provided by operating activities	$9,122,769	$10,079,347	$8,538,557
Interest expense, excluding amortization of loan fees	15,232,571	17,848,839	17,545,863
Changes in certain assets and liabilities, net of acquisition	1,862,492	(1,104,756)	524,703
Other, net	(23,227)	54,783	(402,628)

EBITDA	$26,194,605	$26,878,213	$26,206,495

Senior Subordinated Notes

In November 1997, the Company issued $100 million of 10 -1/4% senior subordinated notes due November 15, 2007. Proceeds from the offering were utilized to pay transaction costs and reduce amounts outstanding under the Company’s Senior Credit Facility by $95 million. The indenture pursuant to which the notes were issued will, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) make certain restricted payments as defined in the indenture; (iii) grant liens on assets; (iv) merge, consolidate or transfer substantially all of their assets; (v) enter into transactions with certain related parties; (vi) make certain payments affecting subsidiaries; (vii) sell assets; and (viii) issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants, which require the maintenance of certain ratios, including a debt to annualized operating cash flow ratio of 6.00 to 1. As of December 31, 2002, the Company was in compliance with the terms of the Notes.

Revised Senior Credit Facility

On August 14, 2000, the Company refinanced its existing senior bank indebtedness (the “Revised Senior Credit Facility”). The Revised Senior Credit Facility establishes a 364-day revolving credit loan with a term-out option in the aggregate principal amount of $35 million, a seven-year revolving credit loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. During 2001 the Company reduced the amount of unborrowed commitments under the Revised Senior Credit Facility. At December 31, 2002 approximately $53 million was outstanding under term loans and approximately $15 million was outstanding under the revolving credit loan. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company.

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

The Revised Senior Credit Facility contains a number of covenants which, among other things, require the Company to comply with specified financial ratios and tests, including continuing maintenance, as tested on a quarterly basis, of: (A) an interest coverage ratio (the ratio of Annualized Operating Cash Flow (as defined) to interest expense) of at least 1.4 to 1.0 initially, increasing over time to 2.0 to 1.0; (B) a fixed charge coverage ratio (the rate of the Company’s Annual Operating Cash Flow (as defined) to capital expenditures and principal and interest payments) of at least 1.05 to 1.0 commencing January 1, 2003; (C) a pro forma debt service ratio (the ratio of the Company’s current Operating Cash Flow (as defined) to the Company’s debt service obligations for the following twelve months) of 1.25 to 1.0; and (D) a leverage ratio (the ratio of total Debt (as defined) to Annualized Operating Cash Flow) of not more than 6.75 to 1.0 initially, 6.00 at December 31, 2002, decreasing over time to 4.5 to 1.0. The Company expects that cash provided from operations will be sufficient to cover its future debt service obligations and debt covenant requirements.

At December 31, 2002, the outstanding balance under the Revised Senior Credit Facility was $68,031,182. Interest rates on the Revised Senior Credit Facility were as follows: $27,000,000 fixed at 5.668% under the terms of an interest rate swap with the Company’s lender expiring February 20, 2003; $20,000,000 at a LIBOR based rate of 4.25% expiring on February 20, 2003; $14,926,398 at a LIBOR based rate of 3.92% expiring on January 21, 2003; $5,518,386 at a LIBOR based rate of 4.19% expiring on February 18, 2003; $586,398 at a LIBOR based rate of 3.92% expiring on January 21, 2003. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Company’s overall leverage fluctuates.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Company has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the Company’s contractual obligations as of December 31, 2002 and the anticipated effect of these obligations on its liquidity in future years:

		Expected Maturity Date

	2003	2004	2005	2006

Debt maturity	$2,775,920	$8,327,756	$11,103,676	$19,581,913
Interest payments (weighted average interest rate of 8.016% as of December 31, 2002)	13,628,021	13,175,414	12,140,434	10,332,269
Minimum operating lease payments	91,150	74,296	55,331	44,663

Total contractual cash obligations (a)	$16,495,091	$21,577,466	$23,299,441	$29,958,845

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Expected Maturity Date

	2006	Thereafter	Total

Debt maturity	$126,241,917	$—	$168,031,182
Interest payments (weighted average interest rate of 8.016% as of December 31, 2002)	8,532,578	—	57,808,716
Minimum operating lease payments	37,006	53,831	356,277

Total contractual cash obligations (a)	$134,811,501	$53,831	$226,196,175

(a) These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

For the year ended December 31, 2002, the Company had capital expenditures of approximately $8.3 million excluding acquisitions. Capital expenditures included: (i) expansion and improvements of cable properties including new product digital launches; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; and (v) vehicle replacements.

The Company plans to invest approximately $5.6 million in capital expenditures for 2003. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, continued new product digital deployment, extensions of distribution facilities to add new subscribers and vehicle replacements. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.

SYSTEM SALE

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system serving the community of Port Angeles, Washington, which served approximately 5,700 basic subscribers to Wave Division Networks, LLC. The system was sold at a purchase price of approximately $11,400,000. Net proceeds from the transaction were used to repay amounts outstanding under the Company’s Revised Senior Credit Facility, and effectively reduce the required principal payments and management’s estimate of debt service obligations over the remaining term of the facility. The required principal payments due in 2003 have been reduced by approximately $390,000.

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

Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Property and Equipment

Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Company periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies,” the Company also capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations is expensed in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements are capitalized.

Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Company cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Company determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Company tested these intangibles for impairment as of January 1, 2002 and again during the fourth quarter of 2002 and determined that the fair value of the assets exceeded their carrying value. The Company will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

Management believes the franchises have indefinite lives because the franchises are expected to be used by the Company for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises are not material in relation to the carrying value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted, without substantial cost. This expectation is supported by management’s experience with the Company’s franchising authorities and the franchising authorities of the Company’s affiliates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 143

In September 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Company beginning January 1, 2003. The Company has not yet estimated the impact of implementation on its financial position or results of operations.

Statement of Financial Accounting Standards No. 145

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards (including the treatment of loss on extinguishment of debt), new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be effective beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be effective for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 146

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the Company’s financial statements.

FASB Interpretation No. 45

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation establishes disclosure requirements for December 31, 2002 financial statements for companies that make certain types of guarantees. Beginning in 2003, the interpretation requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The Company has reviewed the interpretation and has concluded that its 2002 disclosures are adequate and does not expect the interpretation to have a material impact on the Company’s financial position or results of operations in 2003.

ECONOMIC CONDITIONS

Historically, the effects of inflation have been considered in determining to what extent rates will be increased for various services provided. It is expected that the future rate of inflation will continue to be a significant variable in determining rates charged for services provided, subject to the provisions of the 1996 Telecom Act. Because of the deregulatory nature of the 1996 Telecom Act, the Company does not expect the future rate of inflation to have a material adverse impact on operations.

TRANSACTIONS WITH RELATED PARTIES

Management Fees

The Company pays management fees to NTC equal to 5% of NCTV’s gross revenues, excluding revenues from the sale of cable television systems or franchises.

Reimbursements

NTC provides or causes to be provided certain centralized services to the Company and other affiliated entities. NTC is entitled to reimbursement from the Company for various expenses incurred by it or its affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. NTC has historically assigned its reimbursement rights to NCC. In addition, Northland Cable Service Corporation (NCSC), an affiliate of the Parent, was formed to provide billing system support to cable systems owned and managed by the Parent. Further, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems.

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are allocated to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, reduced the amount of costs allocated to the Company, to the extent the allocated costs would result in noncompliance with debt covenants. Management believes that the combination of management fees and allocated costs shown in the accompanying consolidated statements of operations exceed direct costs for all periods presented. The Company reflected $269,527, $869,582 and $1,903,306 of expenses on the accompanying statements of operations for these services for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative, and programming expenses. The Company paid $175,163, $90,098, and $84,526, net, under the terms of these agreements during 2002, 2001, and 2000, respectively.

Certain Business Relationships

John E. Iverson, a Director and Assistant Secretary of the Company, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Company and its affiliates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s Revised Senior Credit Facility. As of December 31, 2002, the Company had entered into one interest rate swap agreement for $27.0 million to partially mitigate interest rate exposure. Interest rate swap agreements have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Company’s variable rate obligations would be approximately $680,000, of which, approximately $270,000 would be mitigated by interest rate swap agreements in place as of December 31, 2002.

The Company does not use financial instruments for trading or other speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company for the years ended December 31, 2002, 2001 and 2000 are included as a part of this filing (see Item 15 (a) below).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountant

The Company dismissed Arthur Andersen LLP as its independent auditor on July 10, 2002. The decision to dismiss Arthur Andersen was approved by the Board of Directors.

During the two most recent fiscal years and through July 10, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on the Company’s financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Arthur Andersen’s reports on the financial statements of the Company for 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

The Company requested that Arthur Andersen provide a currently dated letter confirming its agreement with the above statements. Arthur Andersen informed the Company that, because of Arthur Andersen’s current situation, it is unable to provide such letter.

New Independent Accountant

On July 10, 2002, the Company engaged KPMG LLP as the firm of independent auditors to audit the Company’s financial statements for the fiscal year ending December 31, 2002. The decision to engage KPMG was approved by the Board of Directors. During the period from January 2000 to April 1, 2002, The Company did not consult KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, that was an important factor the Company considered in reaching a decision on an accounting, auditing, or financial reporting issue, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of either a disagreement

PART III

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

NAME	AGE	POSITION

John S. Whetzell	61	Director, Chairman of the Board and Chief Executive Officer
Richard I. Clark	45	Director, Executive Vice President, Treasurer and Assistant Secretary
Gary S. Jones	45	President
Richard J. Dyste	57	Senior Vice President, Technical Services
R. Gregory Ferrer	47	Vice President and Assistant Treasurer
H. Lee Johnson	59	Divisional Vice President
John E. Iverson	66	Director and Secretary
Matthew J. Cryan	38	Vice President, Budgets and Planning
Rick J. McElwee	41	Vice President, Controller

JOHN S. WHETZELL (AGE 61). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 28 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

JOHN E. IVERSON (AGE 66). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 40 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

RICHARD I. CLARK (AGE 45). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 24 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

GARY S. JONES (AGE 45). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

RICHARD J. DYSTE (AGE 57). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

H. LEE JOHNSON (AGE 59). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 33 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

R. GREGORY FERRER (AGE 47). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

MATTHEW J. CRYAN (AGE 38). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

RICK J. MCELWEE (AGE 41). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2002 is as follows:

The Company is a wholly owned subsidiary of Northland Telecommunication Corporation, a Washington corporation.

The following table sets forth certain information with respect to the beneficial ownership of common stock of NTC as of the date of this filing by: (i) each person who is known by the Company to beneficially own 5% or more of the outstanding shares of common stock of NTC; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) the Company’s executive officers and directors as a group. The address of each such person is in care of the Company, 101 Stewart Street, Suite 700, Seattle, Washington 98101.

	NUMBER OF	PERCENTAGE OF
	SHARES BENEFICIALLY	SHARES BENEFICIALLY
BENEFICIAL OWNER	OWNED	OWNED

John S. Whetzell	1,011,624	22.5%
Adele P. Butler	530,000	11.8%
Pamela B. McCabe	510,144	11.4%
Robert M. Arnold	384,000	8.6%
Richard I. Clark	313,933	7.0%
Robert A. Mandich	278,400	6.2%
Gary S. Jones	53,773	1.2%
John E. Iverson	50,000	1.1%
Richard J. Dyste	31,149	*
H. Lee Johnson	24,245	*
R. Gregory Ferrer	11,372	*
Matthew J. Cryan	5,693	*
Rick J. McElwee	5,000	*
All executive officers and directors as a group
(ten persons)	1,506,789	33.5%

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

MANAGEMENT AGREEMENT WITH NTC AND AFFILIATES

NTC currently supervises all aspects of the business and operations of the Company pursuant to an Operating Management Agreement between the Company and NTC dated August 23, 1994 (the “Management Agreement”). The Management Agreement continues in effect until terminated by either party on 30-days’ written notice.

The Management Agreement provides that NTC shall render or cause to be rendered supervisory services to the Company, including, among other things supervising and monitoring: (i) the affairs, management and operations of the Company and its systems; (ii) the accounting and other financial books and records of the Company and its systems; (iii) the hiring, training and supervision of the Company’s employees; and (iv) the Company’s fulfillment of its contractual obligations in connection with its systems. In return for its management services, NTC receives a management fee, payable monthly, equal to 5.0% of the Company’s gross revenues (the “Management Fee”). For the years ended December 31, 2002, 2001 and 2000, the Company paid a Management Fee of $3.1 million, $3.1 million and $3.0 million, respectively.

NTC provides or causes to be provided certain centralized services to the Company and other affiliated entities. NTC is entitled to reimbursement from the Company for various expenses incurred by it or its affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. NTC has historically assigned its reimbursement rights to NCC. In addition, Northland Cable Service Corporation (NCSC), an affiliate of the Parent, was formed to provide billing system support to cable systems owned and managed by the Parent. Further, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems.

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are allocated to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, reduced the amount of costs allocated to the Company, to the extent the allocated costs would result in noncompliance with debt covenants. Management believes that the combination of management fees and allocated costs shown in the accompanying consolidated statements of operations exceed direct costs for all periods presented. The Company reflected $269,527, $869,582 and $1,903,306 of expenses on the accompanying statements of operations for these services for the years ended December 31, 2002, 2001, and 2000, respectively.

ARRANGEMENTS BETWEEN NORTHLAND CABLE NEWS, INC. AND AFFILIATES

Pursuant to an arrangement, which commenced in July 1994, Northland Cable News, Inc. receives monthly program license fees from the Company as well as NCP-7, NCPI and NCV as payment for Northland Cable News programming provided to such affiliates. The aggregate amount of such fees is based upon costs incurred in providing such programming, and is allocated among the Participating Affiliates based upon relative subscriber counts. Total license fees received from affiliates for the year ended December 31, 2000, were $363,475. As of January 2001 the Company ceased operations of NCN.

OPERATING AGREEMENTS WITH AFFILIATES

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative, and programming expenses. The Company paid $175,163, $90,098, and $84,526, net, under the terms of these agreements during 2002, 2001, and 2000, respectively.

(b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Company, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Company and its affiliates.

(c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and President (Principal Financial and Accounting Officer), concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s reports filed or submitted by it under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART IV

ITEM15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a) FINANCIAL STATEMENTS:
Independent Auditors’ Report	F-1
Report of Prior Independent Public Accountants	F-2
Consolidated Balance Sheets—December 31, 2002 and 2001	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001	F-5
Consolidated Statements of Changes in Shareholder’s Deficit for the years ended December 31, 2002, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-7
Notes to Financial Statements—December 31, 2002	F-9

(b)	REPORTS ON FORM 8-K :

Form 8-K filed on March 25, 2003 announcing the sale of the Port Angeles, Washington systems to Wave Division Networks, LLC

(c)	EXHIBITS:

99 (a).	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99 (b).	Certification of the President Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE TELEVISION, INC.

By /s/ John S. Whetzell

John S. Whetzell, Chief Executive Officer

Date:     3/31/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ John S. Whetzell
	Director, Chairman of the Board and Chief Executive Officer	3-31-03
John S. Whetzell

/s/ Richard I. Clark
	Director, Executive Vice President, Treasurer and Assistant Secretary	3-31-03
Richard I. Clark

/s/ Gary S. Jones
	President	3-31-03
Gary S. Jones

/s/ John E. Iverson
	Director and Secretary	3-31-03
John E. Iverson

CERTIFICATIONS

I, Gary Jones certify that:

1.	I have reviewed this annual report on Form 10-K of Northland Cable Television, Inc. and Subsidiary;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3-31-03

/s/	GARY S. JONES

Gary S. Jones President (Principal Financial and Accounting Officer)

I, John Whetzell certify that:

1.	I have reviewed this annual report on Form 10-K of Northland Cable Properties Television, Inc. and Subsidiary;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3-31-03

/s/	JOHN S. WHETZELL

John S. Whetzell Chief Executive Officer

Independent Auditors’ Report

The Shareholder
Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheets of Northland Cable Television, Inc. and subsidiary (a Washington Corporation and wholly owned subsidiary of Northland Telecommunications Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholder’s deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2000 consolidated financial statements of Northland Cable Television, Inc. and subsidiary were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in note 2 to the 2002 consolidated financial statements, in their 2000 report dated February 23, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Television, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2000 consolidated financial statements of Northland Cable Television, Inc. and subsidiary were audited by other auditors who have ceased operations. As described in note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2000 in note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 consolidated financial statements of Northland Cable Television, Inc. and subsidiary other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole.

/s/ KPMG

Seattle, Washington
February 14, 2003, except as to note 12, which is as of March 11, 2003

F.1

Report of Prior Independent Public Accountants

To the Shareholder of
Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheets of Northland Cable Television, Inc. (a Washington corporation and a wholly owned subsidiary of Northland Telecommunications Corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Seattle, Washington
February 23, 2001

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated February 23, 2001 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on March 30, 2001, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the February 23, 2001 Arthur Andersen LLP audit report pursuant to Rule 2-02 (e) of Regulation S-X under the Securities Act of 1933.

F.2

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001

Current assets:
Cash and cash equivalents	$1,666,097	2,724,099
Due from Parent and affiliates	796,464	295,650
Accounts receivable	2,684,548	3,437,560
Prepaid expenses	457,409	547,480

Total current assets	5,604,518	7,004,789

Investment in cable television properties:
Property and equipment, at cost	118,081,523	110,755,761
Less accumulated depreciation	(63,160,487)	(53,518,610)

	54,921,036	57,237,151
Franchise agreements (net of accumulated amortization of $48,279,931)	53,393,281	53,384,986
Goodwill (net of accumulated amortization of $2,407,104)	3,937,329	3,937,329

Total investment in cable television properties	112,251,646	114,559,466

Loan fees (net of accumulated amortization of $2,650,564 and $1,970,213, respectively)	3,188,581	3,861,735
Other intangible assets (net of accumulated amortization of $3,765,621 and $3,402,025, respectively)	136,608	500,204

Total assets	$121,181,353	125,926,194

(Continued)

F.3

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Consolidated Balance Sheets

December 31, 2002 and 2001

Liabilities and Shareholder’s Deficit	2002	2001

Current liabilities:
Accounts payable	$650,757	1,103,869
Subscriber prepayments	2,121,413	1,898,112
Accrued expenses	5,525,890	6,395,484
Converter deposits	125,179	157,534
Due to affiliates	228,220	242,741
Interest rate swap agreements	120,377	1,919,587
Current portion of notes payable	2,775,920	—

Total current liabilities	11,547,756	11,717,327
Notes payable, net of current portion	165,255,262	171,031,182

Total liabilities	176,803,018	182,748,509

Commitments and contingencies
Shareholder’s deficit:
Common stock (par value $1.00 per share
Authorized 50,000 shares; 10,000 shares issued and outstanding)
and additional paid-in capital	12,359,377	12,359,377
Accumulated other comprehensive income	—	268,000
Accumulated deficit	(67,981,042)	(69,449,692)

Total shareholder’s deficit	(55,621,665)	(56,822,315)

Total liabilities and shareholder’s deficit	$121,181,353	125,926,194

See accompanying notes to consolidated financial statements.

F.4

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Revenues:
Service revenues	$61,276,784	62,067,659	60,144,509
Programming and production revenues from affiliates	—	—	363,475

Total revenues	61,276,784	62,067,659	60,507,984

Operating expenses:
Cable system operations (including $335,276, $221,840, and $305,673, net paid to affiliates), excluding depreciation and amortization recorded below	23,121,769	22,119,572	20,950,091
General and administrative (including $109,414, $737,840, and $1,682,160, net, paid to affiliates)	8,896,571	9,966,491	10,348,509
Management fees paid to Parent	3,063,839	3,103,383	3,002,889
Depreciation and amortization	10,674,194	20,737,176	19,829,737

Total operating expenses	45,756,373	55,926,622	54,131,226

Income from operations	15,520,411	6,141,037	6,376,758
Other income (expense):
Interest expense and amortization of loan fees	(15,912,922)	(18,522,714)	(18,364,730)
Unrealized gain (loss) on interest rate swap agreements	2,067,210	(2,187,587)	—
(Loss) gain on disposal of assets	(229,276)	12,759,329	(590,156)
Other, net	23,227	(54,783)	402,628

Net income (loss) before extraordinary item	1,468,650	(1,864,718)	(12,175,500)
Extraordinary item:
Loss on extinguishment of debt	—	—	(2,092,943)

Net income (loss)	$1,468,650	(1,864,718)	(14,268,443)

Other comprehensive (loss) income:
Cumulative effect of change in accounting principle	—	689,000	—
Reclassification of accumulated other comprehensive income to unrealized gain (loss) on interest rate swap agreements	(268,000)	(421,000)	—

Other comprehensive (loss) income	(268,000)	268,000	—

Total comprehensive income (loss)	$1,200,650	(1,596,718)	(14,268,443)

See accompanying notes to consolidated financial statements.

F.5

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Changes in Shareholder’s Deficit

Years ended December 31, 2002, 2001, and 2000

	Common stock
	and additional
	paid-in capital		Accumulated
			other comprehensive	Accumulated
	Shares	Amount	income	deficit	Total

Balance, December 31, 1999	10,000	$11,560,527	—	(53,316,531)	(41,756,004)
Net loss	—	—	—	(14,268,443)	(14,268,443)

Balance, December 31, 2000	10,000	11,560,527	—	(67,584,974)	(56,024,447)
Equity contribution in-kind from Parent	—	798,850	—	—	798,850
Net loss and other comprehensive
income, net	—	—	268,000	(1,864,718)	(1,596,718)

Balance, December 31, 2001	10,000	12,359,377	268,000	(69,449,692)	(56,822,315)
Net income and other comprehensive loss, net	—	—	(268,000)	1,468,650	1,200,650

Balance, December 31, 2002	10,000	$12,359,377	—	(67,981,042)	(55,621,665)

See accompanying notes to consolidated financial statements.

F.6

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$1,468,650	(1,864,718)	(14,268,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,674,194	20,737,176	19,829,737
Amortization of loan costs	680,351	673,875	818,867
Loss on extinguishment of debt	—	—	2,092,943
Loss (gain) on disposal of assets	229,276	(12,759,329)	590,156
Unrealized (gain) loss on interest rate
swap agreements	(2,067,210)	2,187,587	—
Changes in certain assets and liabilities, net of acquisition:
Due to/from affiliates	(515,335)	1,053,288	(978,229)
Accounts receivable	(473,076)	(19,146)	38,671
Prepaid expenses	90,071	31,593	(56,137)
Accounts payable	(285,504)	412,588	(171,026)
Subscriber prepayments	223,301	159,036	(280,286)
Other current liabilities, net	(901,949)	(532,603)	922,304

Net cash provided by operating activities	9,122,769	10,079,347	8,538,557

Cash flows from investing activities:
Acquisition of cable systems	—	(3,855,373)	(3,100,000)
Investment in property and equipment	(8,262,327)	(13,103,679)	(9,816,559)
Proceeds from disposition of cable systems	1,017,457	18,526,332	—
Proceeds from disposal of assets	79,591	78,885	98,007
Franchise fees and other intangibles	(8,295)	—	(138,426)

Net cash (used in) provided by investing activities	(7,173,574)	1,646,165	(12,956,978)

(Continued)

F.7

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from financing activities:
Proceeds from notes payable	$—	6,800,000	85,640,000
Principal payments on notes payable, net	(3,000,000)	(18,308,818)	(77,955,103)
Loan fees	(7,197)	(44,020)	(2,081,101)

Net cash (used in) provided by financing activities	(3,007,197)	(11,552,838)	5,603,796

(Decrease) increase in cash	(1,058,002)	172,674	1,185,375
Cash and cash equivalents, beginning of year	2,724,099	2,551,425	1,366,050

Cash and cash equivalents, end of year	$1,666,097	2,724,099	2,551,425

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,764,020	17,678,819	16,515,395
Cash paid for state income taxes	10,573	3,192	25,136

Supplemental disclosure of noncash activities:
In association with the acquisition of the cable television systems in 2001, the Company assumed certain capital balances related to the accounts receivable, prepaid expenses, accrued expenses, deposits, and subscriber prepayments. The Company also received an in-kind equity contribution from its Parent in the amount of $798,850.

A hold back note of approximately $1,000,000 was held in escrow until June of 2002 related to the 2001 sale of the Bainbridge Island system.

See accompanying notes to consolidated financial statements.

F.8

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)    Organization and Significant Accounting Policies

(a)	Formation and Business

Northland Cable Television, Inc. (NCTV), a Washington corporation, was formed to own and operate cable television systems. As of December 31, 2002, NCTV had 88 nonexclusive franchises to operate cable television systems. These franchises expire at various dates through 2022.

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

(b)	Related Companies

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

(2)    Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of NCTV and its wholly owned subsidiary, NCN. All significant intercompany accounts and transactions have been eliminated.

(b)	Acquisition of Cable Television Systems

Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated to the estimated fair market value of net tangible assets acquired and identifiable intangible assets, including franchise agreements. Any excess is allocated to goodwill.

During 2001 and 2000, the Company purchased cable television systems for a purchase price of approximately $4,600,000 and $3,100,000, respectively. The purchase price was allocated to property and equipment, franchise agreements and other intangibles as follows:

(Continued)

F.9

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

	2001	2000

Franchise agreements and other intangibles	$2,959,733	2,931,000
Property and equipment	1,640,267	169,000

	$4,600,000	3,100,000

(c)	Cash and Cash Equivalents

Cash and cash equivalents include cash and investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

(d)	Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Company, and are stated at net realizable value. Receivables are written-off when the Company deems specific customer invoices to be uncollectible.

(e)	Property and Equipment

Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Company periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 51, Financial Reporting by Cable Television Companies, the Company also capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations are charged to operating expense in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements are capitalized.

At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in the statement of operations.

Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	2-10 years
Other equipment and leasehold improvements	5-20 years

The Company recorded depreciation expense of $10,310,598, $9,600,831 and $8,658,847 in 2002, 2001 and 2000, respectively.

(Continued)

F.10

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The Company periodically evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. The Company also reviews the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2002, there has been no indication of such impairment.

(f)	Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Company cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Company determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Company tested these intangibles for impairment as of January 1, 2002 and again during the fourth quarter of 2002 and determined that the fair value of the assets exceeded their carrying value. The Company will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances. The book value of the Company’s intangible assets is presented in the following table:

(Continued)

F.11

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

	December 31, 2002			December 31, 2001

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchise agreements	$101,673,212	(48,279,931)	53,393,281	101,664,917	(48,279,931)	53,384,986
Goodwill	6,344,433	(2,407,104)	3,937,329	6,344,433	(2,407,104)	3,937,329

	108,017,645	(50,687,035)	57,330,610	108,009,350	(50,687,035)	57,322,315
Definite-lived intangible assets:
Loan fees	5,839,145	(2,650,564)	3,188,581	5,831,948	(1,970,213)	3,861,735
Other intangible assets	3,902,229	(3,765,621)	136,608	3,902,229	(3,402,025)	500,204

	9,741,374	(6,416,185)	3,325,189	9,734,177	5,372,238	4,361,939

	$117,759,019	(57,103,220)	60,655,799	117,743,527	(56,059,273)	61,684,254

As required by SFAS No. 142, the statement has not been retroactively applied to the results for the periods prior to adoption. A reconciliation of net loss for the years ended December 31, 2001 and 2000, as if amortization of franchise agreements and goodwill had not been recorded is presented below:

	2001	2000

Reported net loss	$(1,864,718)	(14,268,443)
Add back: amortization of franchise agreements	10,343,687	10,351,363
Add back: amortization of goodwill	171,903	173,111

Adjusted net income (loss)	$8,650,872	(3,743,969)

As of December 31, 2002, intangible assets subject to amortization consist of loan fees and other intangibles, which are being amortized using the straight-line method over periods of five to ten years (current weighted average remaining useful life of 4.5 years). The Company recorded amortization expense of $1,043,947, $11,810,220 and $11,989,757 in 2002, 2001 and 2000,

(Continued)

F.12

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

respectively. Amortization of loan fees and other intangibles for each of the next five years is expected to be as follows:

2003	$745,973
2004	706,456
2005	706,449
2006	699,975
2007	466,336

$3,325,189

(g)	Self Insurance

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

Amounts paid to NTC, which maintains the fund for the Company and its affiliates, are expensed as incurred and are included in the consolidated statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Company records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For the years ended December 31, 2001 and 2000, the NCTV was charged $18,728 and $76,244, respectively, by the fund. Management suspended contributions during 2001 based on its assessment that the current balance would be sufficient to meet potential claims. As of December 31, 2002, the fund had a balance of $562,420.

(h)	Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $3,137,013 $2,744,460 and $2,770,571 in 2002, 2001 and 2000, respectively.

(i)	Derivatives

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

(Continued)

F.13

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of the hedged assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, subsequent to the effective date of SFAS No. 133, the Company has recorded any change in the fair value of these agreements in its statements of operations and a corresponding asset/liability on the balance sheet.

(j)	Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $1,368,011, $1,425,061 and $1,574,499 in 2002, 2001 and 2000, respectively.

(k)	Segment Information

The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company manages its business and makes operating decisions at the operating segment level. Following the operating segment aggregation criteria in SFAS No. 131, the Company reports business activities under a single reporting segment, telecommunications services. Additionally, all of its activities take place in the United States of America.

(l)	Concentration of Credit Risk

The Company is subject to concentrations of credit risk from cash investments on deposit at various financial institutions that at times exceed insured limits by the Federal Deposit Insurance Corporation. This exposes the Company to potential risk of loss in the event the institution becomes insolvent.

(m)	Fair Value of Financial Instruments

Financial instruments consist of cash, interest rate swap agreements and notes payable. The fair value of cash approximates its carrying value. The fair value of interest rate swap agreements is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date and is equal to their carrying value. The fair value of the notes payable approximates their carrying value because of their variable interest rate nature (note 7).

(Continued)

F.14

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(n)	Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 143 – In September 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Company beginning January 1, 2003. The Company has not yet estimated the impact of implementation on its financial position or results of operations.

Statement of Financial Accounting Standards No. 145 – In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides for the rescission of several previously issued accounting standards (including the treatment of loss on extinguishment of debt), new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be effective beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be effective for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 146 - In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the Company’s financial statements.

FASB Interpretation No. 45 – In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation establishes disclosure requirements for December 31, 2002 financial statements for companies that make certain types of guarantees. Beginning in 2003, the interpretation requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The Company has reviewed the interpretation and has concluded that its 2002 disclosures are adequate and does not expect the interpretation to have a material impact on the Company’s financial position or results of operations in 2003.

(o)	Estimates Used in Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(p)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(Continued)

F.15

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(3)    Transactions with Related Parties

(a)	Management Fees

The Company pays management fees to NTC equal to 5% of NCTV’s gross revenues, excluding revenues from the sale of cable television systems or franchises.

(b)	Reimbursements

NTC provides or causes to be provided certain centralized services to the Company and other affiliated entities. NTC is entitled to reimbursement from the Company for various expenses incurred by it or its affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. NTC has historically assigned its reimbursement rights to NCC. In addition, Northland Cable Service Corporation (NCSC), an affiliate of the Parent, was formed to provide billing system support to cable systems owned and managed by the Parent. Further, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems.

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are allocated to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, reduced the amount of costs allocated to the Company, to the extent the allocated costs would result in noncompliance with debt covenants. Management believes that the combination of management fees and allocated costs shown in the accompanying consolidated statements of operations exceed direct costs for all periods presented. The Company reflected $269,527, $869,582 and $1,903,306 of expenses on the accompanying statements of operations for these services for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative, and programming expenses. The Company paid $175,163, $90,098, and $84,526, net, under the terms of these agreements during 2002, 2001, and 2000, respectively.

(4)    Northland Cable News

As discussed in note 1, NCN was formed to develop and distribute local news, sports, and information programming to NCTV and certain of the Company’s affiliates. The Company’s payment obligations under the $100 million of senior notes discussed in note 7 are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by NCN. The guarantee of NCN is subordinated to the prior payment in full of all senior debt of NCN (as of December 31, 2002 NCN had no senior debt

(Continued)

F.16

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

outstanding) and the amounts for which NCN will be liable under the guarantee issued from time to time with respect to senior debt. Management ceased the operations of NCN on January 1, 2001, and does not believe that this has a material effect on the Company’s financial position, results of operations, or financing agreements. Separate financial statements of NCN have not been presented because management has determined that they would not be material to financial statement readers. Summary financial information of NCN is presented below:

Year ended December 31

2000

Income statement information:
Revenues from affiliates (including $374,423 of intercompany revenue eliminated in consolidation)	$737,898
Operating expenses	(650,004)
Other, net	(19,923)

Net income	$67,971

(5)    Property and Equipment

	December 31

	2002	2001

Land and buildings	$2,465,286	2,470,446
Distribution plant	109,320,012	102,032,363
Other equipment	5,608,299	5,692,587
Leasehold improvements	45,216	32,033
Construction in progress	642,710	528,332

	$118,081,523	110,755,761

(6)    Accrued Expenses

	December 31

	2002	2001

Programmer license fees	$1,891,885	1,708,679
Franchise fees	1,084,796	1,189,739
Interest	1,476,956	2,008,405
Taxes	271,855	759,822
Other	800,398	728,839

	$5,525,890	6,395,484

(Continued)

F.17

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(7)    Notes Payable

	December 31

	2002	2001

Senior subordinated notes	$100,000,000	100,000,000
Revised senior credit facility	68,031,182	71,031,182

	168,031,182	171,031,182
Less current portion	(2,775,920)	—

	$165,255,262	171,031,182

(a)	Revised Senior Credit Facility

On August 14, 2000, the Company refinanced its existing senior bank indebtedness resulting in a charge to expense of approximately $2,350,000 in loan fees. This amount was offset by a gain of approximately $250,000 on the termination of certain interest rate swap agreements. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. The Revised Senior Credit Facility established a $35 million 364-day revolving credit loan. In August 2001, the revolver converted to a term loan due on June 30, 2007. The other two components consisted originally of a seven-year revolving credit loan in the aggregate principal amount of $40 million and a seven-year term loan in the aggregate principal amount of $35 million. The allowable borrowings on the $40 million revolver were reduced by approximately $17,300,000 during 2001. Amounts outstanding under the Revised Senior Credit Facility mature on June 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; 4.73% (weighted average) as of December 31, 2002. Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on June 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature. Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, as defined in the credit agreement, including a Pro Forma Debt Service ratio not less than 1.25 to 1 and a Leverage Ratio of no greater than 6.00 to 1, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of December 31, 2002, the Company was in compliance with the terms of the loan agreement.

(b)	Senior Subordinated Notes

In 1997, the Company issued $100,000,000 in principal amount of 10.25% Senior Subordinated Notes (the Notes) due November 15, 2007. The estimated fair value of the $100,000,000 Notes at December 31, 2002, was approximately $67,125,000, based on available market information.

(Continued)

F.18

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The Notes are presently redeemable at the option of the Company, in whole or in part, at the following prices (expressed as percentages of principal amount) if redeemed during the 12-month period beginning on November 15 of the years dated below, in each case together with interest accrued to the redemption date:

Percentage

Year:
2002	105.125%
2003	103.417%
2004	101.708%
2005 and thereafter	100.000%

The indenture pursuant to which the Notes were issued, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock; make certain restricted payments, grant liens on assets; merge, consolidate, or transfer substantially all of their assets; enter into certain transactions with related persons; make certain payments affecting subsidiaries; sell assets; and issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants, as defined in the indenture, which require the maintenance of certain ratios, including a Debt to Cash Flow ratio of 6.00 to 1, among other restrictions. The Company submits annual debt compliance reports to a trustee. As of December 31, 2002, the Company was in compliance with the terms of the Notes.

In the event of a change of control of the Company as defined in the indenture, holders of the Notes will have the right to require the Company to make an offer to repurchase such Notes, in whole or in part, at a price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of repurchase.

(c)	Principal Payments

Annual maturities of notes payable after December 31, 2002 based on amounts outstanding at December 31, 2002 are as follows:

2003	$2,775,920
2004	8,327,756
2005	11,103,676
2006	19,581,913
2007	126,241,917

$168,031,182

(d)	Interest Rate Swap Agreements

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without exchange of underlying principal amounts. At December 31, 2002, the Company had one interest rate swap agreement outstanding with its bank, having a notional principal amount of $27,000,000, and a maturity date of January 10, 2003. This agreement

(Continued)

F.19

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

effectively changes the Company’s interest rate exposure to fixed rate of 3.17%, plus an applicable margin based on certain financial covenants (the margin at December 31, 2002 was 2.50%).

The Company has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, upon adoption on January 1, 2001, the Company recorded the fair market value of its existing derivatives, $689,000, as accumulated other comprehensive income, a component of shareholder’s deficit. This cumulative effect of a change in accounting principle was amortized into earnings over the term of the swap agreements. Each quarter the change in the fair market value of the Company’s derivative instruments has been recorded as unrealized gain (loss) on interest rate swap agreements. At December 31, 2002, the Company would have paid approximately $120,377 to settle these agreements based on fair value estimates received.

(8)    Other, Net

Other, net included as a component of other income (expense) in the consolidated statements of operations consists of:

	Year ended December 31

	2002	2001	2000

Interest income	$62,170	122,705	192,870
Other	(38,943)	(177,488)	209,758

	$(23,227)	(54,783)	402,628

(9)    Income Taxes

The operations of the Company and its affiliates are included for federal income tax purposes in a consolidated federal income tax return filed by NTC. For financial reporting purposes, the provision for income taxes is computed as if the Company filed a separate federal income tax return utilizing the tax rate applicable to NTC on a consolidated basis.

Deferred income taxes are determined on the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No, 109, Accounting for Income Taxes. The asset and liability method requires the recognition of deferred income taxes for the expected future tax consequences of temporary differences between the carrying amounts on the financial statements and the tax bases of assets and liabilities.

(Continued)

F.20

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

The primary components of deferred income taxes are as follows:

	December 31

	2002	2001

Deferred tax assets:
Net operating loss carryforward	$28,800,000	23,800,000
Franchise agreements	3,300,000	5,400,000
Other, net	830,000	1,140,000

	32,930,000	30,340,000
Valuation allowance	(22,360,000)	(21,840,000)

	10,570,000	8,500,000
Deferred tax liabilities:
Property and equipment	10,570,000	8,500,000

	$—	—

The federal income tax net operating loss carryforward of approximately $80,000,000 expires from 2003 through 2022. Management believes that the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets due to the recurring operating losses being incurred by the Company. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The increase in the valuation allowance was $520,000, $940,000, and $4,820,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

The difference between the statutory tax rate and the tax benefit of zero recorded by the Company is due to the Company’s full valuation allowance against its net deferred tax asset.

(10)    Commitments and Contingencies

(a)	Lease Arrangements

The Company leases certain tower sites, office facilities, and pole attachments under leases accounted for as operating leases. Rental expense, including month-to-month leases, was $900,499, $894,665, and $1,055,907 in 2002, 2001, and 2000, respectively. Minimum lease payments, excluding month- to-month leases, through the end of the lease terms are as follows:

2003	$91,150
2004	74,296
2005	55,331
2006	44,663
2007	37,006
Thereafter	53,831

$356,277

Each of the periods presented above includes $21,600 to be paid to affiliates.

(Continued)

F.21

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(b)	Effects of Regulation

The operation of a cable system is extensively regulated at the federal, local, and in some instances, state levels. The Cable Communications Policy Act of 1984, as amended, the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), and the 1996 Telecommunications Act (the 1996 Telecom Act, and, collectively, the Cable Act) establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change.

Cable Entry into Internet – The U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the Pole Attachment Act). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S. (January 16, 2002). The Court reversed the Eleventh Circuit’s decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act’s rate formula and other regulatory protections to cable television systems’ attachments over which commingled cable television and cable modem services are provided.

Cable Rate Regulation – Although the FCC established the rate regulatory scheme pursuant to the 1992 Cable Act, local municipalities, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates.

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

Electric Utility Entry into Telecommunications and Cable Television – The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority to engage in activities that could include the provision of video programming.

Must Carry and Retransmission Consent – The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or

(Continued)

F.22

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

“retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

Access Channels – Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational, and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions, and maximum rates a cable operator may charge for commercial leased access use.

Inside Wiring – In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a fee, where this fee is permissible.

State and Local Regulation – Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

(Continued)

F.23

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

(11)    Acquisition of Systems and Disposition of Assets

(a)	Completed Transactions

On March 31, 2000, the Company acquired the operating assets and franchise rights to cable systems servicing approximately 1,600 basic subscribers in the communities of Kingston and Hansville, Washington, located in Kitsap County, from North Star Cable, Inc. The systems were acquired at a purchase price of $3,100,000 adjusted at closing for the proration of certain revenues and expenses. The acquisition was financed through borrowings under the Senior Credit Facility.

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

On December 21, 2001, the Company sold its cable system serving the areas of Bainbridge Island, Kingston, and Hansville, Washington, which represented approximately 6,450 basic subscribers, to TCI Cable Partners’ of St. Louis, L.P. The systems were sold at a purchase price of approximately $19,800,000. The Company recognized a gain of approximately $12,700,000 related to the transaction.

Pro forma operating results of the Company for 2001, assuming the acquisitions and disposition described above had been made at the beginning of 2001, follow:

Year ended
December 31, 2001

(unaudited)
Service revenues	$59,642,077

Net loss	(13,666,204)

Total comprehensive loss	$(13,398,204)

(b)	Pending Transactions

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the

(Continued)

F.24

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale.

On October 28, and December 31, 2002, the Company executed purchase and sale agreements to sell the operating assets and franchise rights of its cable systems serving the communities of Port Angeles, Washington and Aiken, South Carolina (the Systems), respectively. The Systems will be sold independently of each other to unaffiliated third parties.

Port Angeles, Washington

The terms of the purchase and sale agreement dated October 28, 2002 included a sales price of $2,056 per subscriber, and required that approximately $879,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Company one year from the closing of the transaction. On December 23, 2002, an amendment to the purchase and sale agreement was executed, decreasing the sales price to $2,000 per subscriber at closing. The adjustment to the purchase price affects only the holdback portion of the proceeds, reducing the amount to approximately $575,000. After adjusting for the amended holdback and transaction related costs, management estimates that the net proceeds to be received upon closing will be approximately $10,600,000, all of which will be used to pay down amounts outstanding under the Company’s Senior Credit Facility.

As of December 31, 2002, the transaction was subject to certain closing conditions, including the prospective buyer obtaining and providing evidence of financing sufficient to complete the transaction. As the sale of the assets was not probable, the assets associated with the transaction were considered to be held for use, as defined in SFAS No. 144, at December 31, 2002.

In January 2003, the prospective buyer provided the Company with the evidence of financing discussed above.

As of December 31, 2002, the Port Angeles system served approximately 5,700 subscribers. The approximate book value of property and equipment, franchise agreements and other intangible assets, as of December 31, 2002, to be sold in association with this transaction are as follows:

Property and equipment, net of accumulated depreciation of $5,400,000	$2,700,000
Intangible assets, net of accumulated amortization of $0	8,000

$2,708,000

Aiken, South Carolina

The Aiken system is being sold for $2,760 per subscriber at closing. According to the terms of the agreement, approximately $3,700,000 of the total purchase price will be held in escrow to secure compliance with representations and warranties for a period of one year, at which time it will be released to the Company. Management estimates that after accounting for the required holdback and

(Continued)

F.25

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

transaction related costs, the Company will receive net proceeds of approximately $41,500,000 upon closing, which will also be used to repay amounts outstanding under the Company’s Senior Credit Facility.

As of December 31, 2002, the transaction was subject to certain closing conditions, including the consent to the transaction by the Company’s lenders. As the required consents had not been obtained as of December 31, 2002, the assets were not available for immediate sale. Accordingly, pursuant to SFAS No. 144, the assets associated with the transaction were considered to be held for use, at December 31, 2002.

As of December 31, 2002, the Aiken system served approximately 16,100 subscribers. The approximate book value of property and equipment, franchise agreements and other intangible assets, as of December 31, 2002, to be sold in association with this transaction are as follows:

Property and equipment, net of accumulated depreciation of $4,900,000	$7,400,000
Franchise agreements and other intangible assets, net of accumulated amortization of $10,700,000	14,400,000

$21,800,000

Summary approximate operating results for the Systems for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Revenue	$12,500,000	12,000,000	11,700,000
Expenses:
Cable system operations	4,600,000	4,200,000	4,000,000
General and administrative	1,900,000	2,000,000	2,200,000
Management fees paid to Parent	600,000	600,000	600,000
Depreciation and amortization	1,700,000	3,900,000	3,800,000

Operating income	$3,700,000	1,300,000	1,100,000

(12)    Subsequent Event

On March 11, 2003, the Company sold the operating assets and franchise rights of the Port Angeles, Washington system to an unaffiliated third party. The system was sold at a purchase price of approximately $11,400,000, which resulted in the recognition of a gain. Net proceeds from the transaction were used to repay amounts outstanding under the Company’s Revised Senior Credit Facility.

(Continued)

F 26

EXHIBITS INDEX

Exhibit
Number	Description
99 (a)	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99 (b)	Certification of the President (as Principal Financial and Accounting Officer), Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002