Form 10-Q
period 2003-03-31
NORTHLAND CABLE TELEVISION INC
filed 2003-05-15
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-43157

NORTHLAND CABLE TELEVISION, INC.

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON (State or other jurisdiction of incorporation)	91-1311836 (I.R.S. Employer Identification No.)

AND SUBSIDIARY GUARANTOR:

NORTHLAND CABLE NEWS, INC.

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON (State or other jurisdiction of incorporation)	91-1638891 (I.R.S. Employer Identification No.)

101 STEWART STREET, SUITE 700 SEATTLE, WASHINGTON	98101
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

     This filing contains 17 pages. Exhibits index appears on page 14.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$5,646,898	$1,538,002
Due from Parent and affiliates	1,045,845	796,464
System sale receivable	4,083,000	—
Accounts receivable	1,681,010	2,047,900
Prepaid expenses	498,075	392,271

Total current assets	12,954,828	4,774,637
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $54,413,063 and $52,255,286, respectively	43,066,553	44,152,208
Franchise agreements, net of accumulated amortization of $38,923,291	39,487,137	39,487,137
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329

Total investment in cable television properties	86,491,019	87,576,674
Loan fees, net of accumulated amortization of $2,195,910 and $2,650,564, respectively	2,022,676	3,188,581
Other intangible assets, net of accumulated amortization of $3,158,865 and $3,140,381, respectively	118,124	136,608
Assets from discontinued operations	—	25,504,853

Total assets	$101,586,647	$121,181,353

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$79,787	$528,645
Accrued expenses	7,716,930	4,705,722
Converter deposits	116,610	116,027
Subscriber prepayments	1,402,105	1,629,235
Due to affiliates	217,611	228,220
Current portion of notes payable	3,062,500	2,775,920
Income tax payable	500,000	—
Interest rate swap agreements	—	120,377
Liabilities from discontinued operations	—	1,443,610

Total current liabilities	13,095,543	11,547,756

Notes payable, net of current portion	113,164,034	165,255,262
Deferred tax liabilities	81,422	—

Total liabilities	126,340,999	176,803,018

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(37,113,729)	(67,981,042)

Total shareholder’s deficit	(24,754,352)	(55,621,665)

Total liabilities and shareholder’s deficit	$101,586,647	$121,181,353

The accompanying notes are an integral part of these consolidated balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — (UNAUDITED)

	For the three months ended March 31,
	2003	2002

Service revenues	$12,405,755	$12,133,311
Expenses:
Cable system operations (including $69,995 and $57,343, net paid to affiliates in 2003 and 2002, respectively), exclusive of depreciation and amortization shown below	4,822,356	4,604,446
General and administrative (including $600,056, net paid to affiliates in 2003, and $36,547, net received from affiliates 2002)	2,157,102	1,671,177
Management fees paid to Parent	620,288	606,596
Depreciation and amortization	2,177,256	2,169,393

Total operating expenses	9,777,002	9,051,612

Income from operations	2,628,753	3,081,699
Other income (expense):
Interest expense	(2,423,987)	(3,132,960)
Interest income and other, net	(131)	4,825
Unrealized gain on interest rate swap agreements	120,377	968,175
Gain (loss) on disposal of assets	174	(5,824)

	(2,303,567)	(2,165,784)

Income from continuing operations before income tax expense	325,186	915,915

Income tax expense	(81,422)	—

Income from continuing operations	243,764	915,915

Discontinued operations (note 4)
Income (loss) from operations of Aiken and Port Angeles Systems, net of tax (including gain on sales of systems of $31,525,585 in 2003)	30,623,549	(426,627)

Net income	30,867,313	489,288

Other comprehensive loss:
Reclassification of accumulated other comprehensive income to unrealized gain on interest rate swaps	—	(104,000)

Other comprehensive loss	—	(104,000)

Total comprehensive income	$30,867,313	$385,288

The accompanying notes are an integral part of these consolidated balance sheets.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,867,313	$489,288
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,595,054	2,636,755
Unrealized gain on interest rate swap agreements	(120,377)	(968,175)
Amortization of loan costs	170,140	167,996
(Gain) loss on disposal of assets	(31,525,759)	5,824
Deferred income taxes	81,422
(Increase) decrease in operating assets:
Accounts receivable	366,890	(53,796)
Prepaid expenses	(105,805)	(24,545)
Due from Parent and affiliates	(249,381)	(617,294)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,570,943	1,239,295
Due to affiliates	(10,609)	552,923
Converter deposits	581	(209)
Subscriber prepayments	(227,130)	379,372

Net cash provided by operating activities	3,413,282	3,807,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(1,073,540)	(1,594,614)
Proceeds from sale of cable system	53,445,107	226,088
Proceeds from disposal of assets	600	5,550

Net cash provided by (used in) investing activities	52,372,167	(1,362,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	—
Principal payments on borrowings	(51,804,648)	—
Loan fees and other costs incurred	—	(6,426)

Net cash used in financing activities	(51,804,648)	(6,426)
INCREASE IN CASH	3,980,801	2,438,032
CASH, beginning of period	1,666,097	2,724,099

CASH, end of period	$5,646,898	$5,162,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$982,009	$1,727,177

Cash paid during the period for state income taxes	$7,410	$4,881

The accompanying notes are an integral part of these consolidated statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

(1)	Basis of Presentation

Interim Financial Reporting

These unaudited condensed consolidated financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosures and do not contain all of the necessary footnote disclosures required for a fair presentation of the consolidated balance sheets, statements of operations and comprehensive income and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s consolidated financial position at March 31, 2003, its consolidated statements of operations and comprehensive income for the three months ended March 31, 2003 and 2002 and its consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

On March 11, 2003 and March 31, 2003, the Company sold the operating assets and franchise rights of its cable systems in and around Port Angeles, Washington and Aiken, South Carolina, respectively. The accompanying financial statements have been restated to report the discontinued operations of the Company, effected for this sale.

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Company has ARO associated with removal of equipment from poles and headend sites that are leased from third parties. Based on management’s analyses, the Company has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Company will always need to have equipment deployed at these poles and headend sites. Additionally, the Company has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practicable. As a result, upon adoption of SFAS No. 143 the Company did not record any ARO associated with the obligation to remove the equipment.

(2)	Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Company has determined that its franchises meet the definition of indefinite lived assets. The Company tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The book value of the Company’s intangible assets, effecting for the sale of the Aiken System and the Port Angeles System described in note 4, is presented in the following table:

	March 31, 2003			December 31, 2002

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Amount		Amount	Amount		Amount

Indefinite-lived intangible assets:
Franchises	$78,410,428	$(38,923,291)	$39,487,137	$78,410,428	$(38,923,291)	$39,487,137
Goodwill	6,344,433	(2,407,104)	3,937,329	6,344,433	(2,407,104)	3,937,329

	84,754,861	(41,330,395)	43,424,466	84,754,861	(41,330,395)	43,424,466
Definite-lived intangible assets:
Loan fees	4,218,586	(2,195,910)	2,022,676	5,839,145	(2,650,564)	3,188,581
Other intangible assets	3,276,989	(3,158,865)	118,124	3,276,989	(3,140,381)	136,608

	$92,250,436	$(46,685,170)	$45,565,266	$93,870,995	$(47,121,340)	$46,749,655

Amortization of loan fees and other intangibles for each of the next five years is expected to be approximately as follows:

2003	$570,000
2004	472,000
2005	472,000
2006	466,000
2007	349,000

$2,329,000

(3)	Notes Payable

In August of 2000, the Company refinanced its existing senior bank indebtedness. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. Amounts outstanding under the Revised Senior Credit Facility mature on September 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 3.58%. Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on September 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature.

Under the revolving credit and term loan agreement, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro Forma Debt Service ratio of not less than 1.25 to 1.0 and a Leverage Ratio of no greater than 6.00 to 1.0, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of March 31, 2003, the Company was in compliance with the terms of the loan agreement.

As of the date of this filing, the balance under the credit facility is $16,226,534, and applicable interest rates are as follows: $15,726,534 at a LIBOR based interest rate of 3.58%, which expires July 22, 2003 and $500,000 at a LIBOR based rate of 3.58%, which expires May 22, 2003. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Company’s leverage fluctuates.

(4)	System Sales

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). The Port Angeles System was sold at a price of approximately $11,375,000 of which the Company received approximately $10,800,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 is being held in escrow and will be released to the Company one year from the closing of the transaction, subject to general representations and warranties. Historically, the Company has entered into similarly structured transactions, and collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility.

On March 31, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Aiken, South Carolina (the “Aiken System”). The Aiken System was sold at a price of approximately $46.3 million of which the Company received approximately $42.6 million at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $3.7 million is being held in escrow and will be released to the Company one year from the closing of the transaction, subject to general representations and warranties. Historically, the Company has entered into similarly structured transactions, and collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility.

The sales were made pursuant to offers by separate, independent third parties. Based on the offers made, management determined that acceptance of the offers would be in the best economic interest of the Company. The sales were not a result of declining or deteriorating operations nor was it necessary to create liquidity or reduce outstanding debt. It is the opinion of management that the Company could have continued existing operations and met all obligations as they became due.

The assets and liabilities attributable to the Aiken System and the Port Angeles System as of December 31, 2002 have been reported as assets and liabilities from discontinued operations in the accompanying balance sheets, and consist of the following:

As of
December 31, 2002

Cash and cash equivalents	$128,095
Accounts receivable	636,648
Prepaid expenses	65,139
Property and equipment, net of accumulated depreciation of $10,905,201	10,768,828
Franchise agreements (net of accumulated amortization of $9,356,640)	13,906,143

Total assets	$25,504,853

Accounts payable	122,112
Accrued expenses	820,168
Converter deposits	9,152
Subscriber prepayments	492,178

Total liabilities	$1,443,610

In addition, the revenue, expenses and other items attributable to the operations of the Aiken System for the three months ended March 31, 2003 (the date of sale of the system) and 2002 and to the operations of the Port Angeles System for the period from January 1, 2003 to March 11, 2003 (the date of sale of the system) and for the three months ended March 31, 2002 have been reported as discontinued operations in the accompanying statements of operations and comprehensive income, and include the following:

	2003	2002

Service revenues	$3,079,389	3,081,497
Expenses:
Cable systems operations (including $6,289 and $20,943, net paid to affiliates in 2003 and 2002, respectively)	1,205,573	1,140,394
General and administrative (including $152,093, net paid to affiliates in 2003 and $17,571, net received from affiliates in 2002)	573,781	458,947
Management fees paid to Parent	153,637	154,075
Depreciation and amortization	417,798	467,362

	2,350,789	2,220,778

Income from operations	$728,600	$860,719

Other income (expense):
Interest expense	(1,130,636)	(1,287,346)
Gain on sale of system	31,525,585	—

Income from operation of Aiken and Port Angeles Systems, before income tax expense	31,123,549	(426,627)
Income tax expense	(500,000)	—

Income from operations of Aiken and Port Angeles System, net	$30,623,549	$(426,627)

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest expense based on the historical weighted average effective interest rate.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations — Three Months Ended March 31, 2003 and 2002

Revenues totaled $12.4 million for the three months ended March 31, 2003 an increase of approximately $300,000 or 2.5% over the same period in 2002. Of these revenues, $8.5 million (68%) was derived from basic services, $900,000 (7%) from premium services, $1.6 million (13%) from expanded basic services, $200,000 (2%) from digital services, $600,000 (5%) from advertising and $600,000 (5%) from other sources.

Average monthly revenue per subscriber increased $2.33 or 5.2% from $44.64 for the three months ended March 31, 2002 to $46.97 for the three months ended March 31, 2003. This increase is primarily attributable to rate increases implemented during the first quarter of 2002, increased revenue from higher penetration of new product tiers and a 10% increase in advertising revenue.

Cable system operation expenses increased approximately $200,000 or 4.3% from $4.6 million to $4.8 million for the three months ended March 31, 2003. Programming costs, which represent the primary component of cable system operation expenses, increased $200,000 or 5.9% as a result of rate increases by certain programming vendors as well as the launch of new analog programming services and the launch of digital programming services.

General and administrative expenses increased approximately $500,000 or 29.4% from $1.7 million to $2.2 million for the three months ended March 31, 2003. This increase is primarily attributable to increases in corporate overhead allocations by the Company’s Parent, which had been reduced in prior periods, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses for the quarter represent actual costs incurred by the Company’s parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges.

Management fees for the three months ended March 31, 2003 increased approximately 2.3% over the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses for the three months ended March 31, 2003 remained relatively constant with the same period in 2002.

Interest expense decreased approximately $700,000 or 22.6%, from $3.1 million to $2.4 million for the three months ended March 31, 2003. Average outstanding indebtedness decreased $16.0 million from $171.1 million to $155.1 million for the three months ended March 31, 2002 and 2003, respectively. This is primarily attributable to the fact that the proceeds from the sale of the Aiken System and the Port Angeles System were used to pay down amounts outstanding under the Company’s revised Senior Credit Facility in March of 2003.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest expense based on the historical weighted average effective interest rate.

The Company has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Interest rate swap agreements in place as of December 31, 2002 expired during the first quarter of 2003, and the Company has elected not to enter into any new agreements. Accordingly, the Company recorded a debit to eliminate the liability on its balance sheet, and a corresponding credit in its statement of operations of approximately $120,000.

Liquidity and Capital Resources

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued a business strategy, which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company’s required principal payments for the remainder of 2003 are approximately $1.75 million. The Company anticipates that cash flow from operations will be sufficient to service its debt through December 31, 2003. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $3.4 million for the three months ended March 31, 2003. Adjustments to the $30.9 million net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain of $31.5 million related to the sales of the Aiken System and the Port Angeles System, offset by $2.6 million of depreciation and amortization and increases in operating liabilities of approximately $900,000.

Net cash used in investing activities was $52.4 million for the three months ended March 31, 2003, and consisted of $53.4 million of proceeds from the sales of the Aiken System and the Port Angeles System, offset by $1.1 million in capital expenditures.

Net cash used in financing activities consisted of $51.8 million in principal prepayments on the Revised Senior Credit Facility, as a result of the sale of the Aiken System and the Port Angeles System.

EBITDA decreased approximately $500,000 or 9.4%, from $5.3 million to $4.8 million for the three months ended March 31, 2003, and EBITDA margin decreased from 43.2% to 38.7%. The aforementioned increases in revenues were offset by increased administrative overhead charges and operating expenses as a result of rate increases by certain programming vendors and the launch of new programming services, discussed above.

Free cash flow increased $776,000, or 248%, from $524,000 to $1.3 million for the three months ended March 31, 2003. This increase is attributable to declining interest expense and capital expenditures, offset by the aforementioned decline in EBITDA.

EBITDA represents income from operations excluding the effect of depreciation and amortization expense. EBITDA margin represents EBITDA as a percentage of revenue. Free cash flow represents income from operations, excluding the effects of depreciation and amortization, less interest expense and capital expenditures. EBITDA and free cash flow are commonly used to analyze companies on the basis of leverage and liquidity. However, they are not measures determined under generally accepted accounting principles, or GAAP, in the United States and may not be comparable to similarly titled measures reported by other companies. EBITDA and free cash flow should not be construed as a substitute for operating income or as better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented EBITDA and free cash flow to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. A reconciliation of net cash provided by operating activities to EBITDA and free cash flow follows:

	For the three months
	ended March 31,

	2003	2002

Net cash provided by operating activities	3,413,282	3,807,434
Interest expense, excluding amortization of loan fees	2,423,987	3,132,960
Changes in certain assets and liabilities, net of acquisition and other, net	(1,031,260)	(1,689,302)

EBITDA	4,806,009	5,251,092
Interest expense, excluding amortization of loan fees	(2,423,987)	(3,132,960)
Capital expenditures	(1,073,540)	(1,594,614)

Free cash flow	1,308,482	523,518

Revised Senior Credit Facility

In August of 2000, the Company refinanced its existing senior bank indebtedness. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. Amounts outstanding under the Revised Senior Credit Facility mature on September 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 3.58%. Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on September 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature.

As of the date of this filing, the balance under the credit facility is $16,226,534, and applicable interest rates are as follows: $15,726,534 at a LIBOR based interest rate of 3.58% expiring July 22, 2003 and $500,000 at a LIBOR based rate of 3.58% expiring May 22, 2003. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Company’s leverage fluctuates.

System Sale

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). The Port Angeles System was sold at a price of approximately $11,375,000 of which the Company received approximately $10,800,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 is being held in escrow and will be released to the Company one year from the closing of the transaction, subject to general representations and warranties. Historically, the Company has entered into similarly structured transactions, and collected on the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility.

On March 31, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Aiken, South Carolina (the “Aiken System”). The Aiken System was sold at a price of approximately $46.3 million of which the Company received approximately $42.6 million at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $3.7 million is being held in escrow and will be released to the Company one year from the closing of the transaction, subject to general representations and warranties. Historically, the Company has entered into similarly structured transactions, and collected on the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility.

The sales were made pursuant to offers by separate, independent third parties. Based on the offers made, management determined that acceptance of the offers would be in the best economic interest of the Company. The sales were not a result of declining or deteriorating operations nor was it necessary to create liquidity or reduce outstanding debt. It is the opinion of management that the Company could have continued existing operations and met all obligations as they became due.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Company has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the Company’s contractual obligations, after effecting for the sales of the Aiken System and the Port Angeles System, and the anticipated effect of these obligations on its liquidity in future years:

	Expected Maturity Date

	2003	2004	2005	2006	2007	Thereafter	Total

Debt maturity	$1,750,000	$5,250,000	$7,000,000	$2,226,534	$100,000,000	$0	$116,226,534
Interest payments (weighted average interest rate of 9.32% as of March 31, 2003)	11,726,888	10,674,285	10,455,010	10,289,855	9,395,833	—	52,541,871
Minimum operating lease payments	91,150	74,296	55,331	44,663	37,006	53,831	356,277

Total contractual cash obligations (a)	$13,568,038	$15,998,581	$17,510,341	$12,561,052	$109,432,839	$53,831	$169,124,682

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

For the three months ended March 31, 2003, the Company incurred capital expenditures of approximately $1.1 million. Capital expenditures included: (i) continued deployment of new product digital services; (ii) expansion and improvement of cable properties; (iii) additions to plant and equipment, and; (iv) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $4.2 million in capital expenditures for the remainder of 2003. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, which will allow for the continued deployment of new products, such as digital and Internet services in selected markets. Furthermore, capital expenditures will involve extensions of distribution facilities to add new subscribers and vehicle replacements.

Recently Issued Accounting Standards

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Company has ARO associated with removal of equipment from poles and headend sites that are leased from third parties. Based on management's analyses, the Company has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Company will always need to have equipment deployed at these poles and headend sites. Additionally, the Company has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practicable. As a result, upon adoption of SFAS No. 143 the Company did not record any ARO associated with the obligation to remove the equipment.

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

Revenue Recognition - Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Property and Equipment - Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Company periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies,” the Company also capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations is expensed in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.

Intangible Assets - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Company has determined that its franchises meet the definition of indefinite lived assets. The Company tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis.

Management believes the franchises have indefinite lives because the franchises are expected to be used by the Company for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises are not material in relation to the carrying value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Company’s franchising authorities and the franchising authorities of the Company’s affiliates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s debt facilities. The Company has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Company is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Company’s variable rate obligations would be approximately $162,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

	99(a).	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99(b).	Certification of the President Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

	(i)	Form 8-K filed on January 23, 2003 announcing the execution of purchase and sale agreements to sell the Port Angeles, Washington and the Aiken, South Carolina systems, independently of each other.

	(ii)	Form 8-K filed March 25, 2003 announcing the sale of the Port Angeles, Washington system

	(iii)	Form 8-K filed April 1, 2003 announcing the sale of the Aiken, South Carolina system

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	5-15-03

/s/ GARY S. JONES Gary S. Jones	President	5-15-03

CERTIFICATIONS

     I, Gary Jones certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Television, Inc., and Subsidiary;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: 5-15-03

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

Date: 5-15-03

/s/ JOHN S. WHETZELL John S. Whetzell Chief Executive Officer