Form 10-Q/A
period 2003-03-31
NORTHLAND CABLE TELEVISION INC
filed 2003-05-19
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — (UNAUDITED)

	For the three months ended March 31,
	2003	2002

Service revenues	$12,405,755	$12,133,311
Expenses:
Cable system operations (including $69,995 and $57,343, net paid to affiliates in 2003 and 2002, respectively), exclusive of depreciation and amortization shown below	4,822,356	4,604,446
General and administrative (including $600,056, net paid to affiliates in 2003, and $36,547, net received from affiliates 2002)	2,157,102	1,671,177
Management fees paid to Parent	620,288	606,596
Depreciation and amortization	2,177,256	2,169,393

Total operating expenses	9,777,002	9,051,612

Income from operations	2,628,753	3,081,699
Other income (expense):
Interest expense	(2,842,801)	(3,134,238)
Interest income and other, net	(131)	4,825
Unrealized gain on interest rate swap agreements	120,377	968,175
Gain (loss) on disposal of assets	174	(5,824)

	(2,722,381)	(2,167,062)

Income from continuing operations before income tax expense	(93,628)	914,637

Income tax expense	(81,422)	—

Income from continuing operations	(175,050)	914,637

Discontinued operations (note 4)
Income (loss) from operations of Aiken and Port Angeles Systems, net of tax (including gain on sales of systems of $31,525,585 in 2003)	31,042,363	(425,349)

Net income	30,867,313	489,288

Other comprehensive loss:
Reclassification of accumulated other comprehensive income to unrealized gain on interest rate swaps	—	(104,000)

Other comprehensive loss	—	(104,000)

Total comprehensive income	$30,867,313	$385,288

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

	2003	2002

Service revenues	$3,079,389	3,081,497
Expenses:
Cable systems operations (including $6,289 and $20,943, net paid to affiliates in 2003 and 2002, respectively)	1,205,573	1,140,394
General and administrative (including $152,093, net paid to affiliates in 2003 and $17,571, net received from affiliates in 2002)	573,781	458,947
Management fees paid to Parent	153,637	154,075
Depreciation and amortization	417,798	467,362

	2,350,789	2,220,778

Income from operations	$728,600	$860,719

Other income (expense):
Interest expense	(711,822)	(1,286,068)
Gain on sale of system	31,525,585	—

Income from operation of Aiken and Port Angeles Systems, before income tax expense	31,542,363	(425,349)
Income tax expense	(500,000)	—

Income from operations of Aiken and Port Angeles System, net	$31,042,363	$(425,349)

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest expense based on the historical weighted average effective interest rate applicable to amounts outstanding under the Revised Senior Credit Facility.

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

Interest expense decreased approximately $300,000 or 9.7%, from $3.1 million to $2.8 million for the three months ended March 31, 2003. This is primarily attributable to the fact that the Company’s effective interest rate applicable to the Revised Senior Credit Facility decreased from 9.51% for the three months ended March 31, 2002 to 5.02% for the three months ended March 31, 2003.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest expense based on the historical weighted average effective interest rate applicable to amounts outstanding under the Revised Senior Credit Facility.

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

Free cash flow increased $364,000, or 157%, from $635,000 to $999,000 for the three months ended March 31, 2003. This increase is attributable to declining interest expense and capital expenditures, offset by the aforementioned decline in EBITDA.

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

	For the three months
	ended March 31,

	2003	2002

Net cash provided by operating activities	3,413,282	3,807,434
Interest expense, excluding amortization of loan fees	2,733,907	3,021,064
Changes in certain assets and liabilities and other, net	(1,341,180)	(1,577,406)

EBITDA	4,806,009	5,251,092
Interest expense, excluding amortization of loan fees	(2,733,907)	(3,021,064)
Capital expenditures	(1,073,540)	(1,594,614)

Free cash flow	998,562	635,414

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

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	5-19-03

/s/ GARY S. JONES Gary S. Jones	President	5-19-03

CERTIFICATIONS

     I, Gary Jones certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Television, Inc., and Subsidiary;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: 5-19-03

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

Date: 5-19-03

/s/ JOHN S. WHETZELL John S. Whetzell Chief Executive Officer