Form 10-Q
period 2003-06-30
NORTHLAND CABLE TELEVISION INC
filed 2003-08-13
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

Yes ☐   No ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$2,846,102	$1,538,002
Due from Parent and affiliates	1,196,261	796,464
System sale receivable	4,096,437	—
Accounts receivable	1,582,432	2,047,900
Prepaid expenses	346,353	392,271

Total current assets	10,067,585	4,774,637
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $56,549,383 and $52,255,286, respectively	42,524,173	44,152,208
Franchise agreements, net of accumulated amortization of $38,923,291	39,488,670	39,487,137
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329

Total investment in cable television properties	85,950,172	87,576,674
Loan fees, net of accumulated amortization of $2,307,477 and $2,650,564, respectively	1,911,109	3,188,581
Other intangible assets, net of accumulated amortization of $3,176,595 and $3,140,381, respectively	100,395	136,608
Assets of discontinued operations	—	25,504,853

Total assets	$98,029,261	$121,181,353

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$51,579	$528,645
Accrued expenses	4,924,740	4,705,722
Converter deposits	112,375	116,027
Subscriber prepayments	1,316,489	1,629,235
Due to affiliates	281,390	228,220
Current portion of notes payable	4,375,000	2,775,920
Interest rate swap agreements	—	120,377
Liabilities of discontinued operations	—	1,443,610

Total current liabilities	11,061,573	11,547,756
Notes payable, net of current portion	111,851,534	165,255,262
Deferred tax liabilities, net of current portion	147,964	—

Total liabilities	123,061,071	176,803,018

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(37,391,187)	(67,981,042)

Total shareholder’s deficit	(25,031,810)	(55,621,665)

Total liabilities and shareholder’s deficit	$98,029,261	$121,181,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — (UNAUDITED)

	For the six months ended June 30,

	2003	2002

Service revenues	$24,865,600	$24,477,679
Expenses:
Cable system operations (including $160,203 and $120,190, net paid to affiliates in 2003 and 2002, respectively), exclusive of depreciation and amortization shown below	9,591,067	9,236,529
General and administrative (including $725,525 and $199,036 net paid to affiliates in 2003 and 2002, respectively)	4,384,132	3,567,932
Management fees paid to Parent	1,243,613	1,223,883
Depreciation and amortization	4,398,139	4,358,738

Total operating expenses	19,616,951	18,387,082

Income from operations	5,248,649	6,090,597
Other income (expense):
Interest expense	(5,656,256)	(6,154,784)
Interest income and other, net	15,124	24,244
Unrealized gain on interest rate swap agreements	120,377	1,380,657
Loss on disposal of assets	(22,628)	(15,876)

	(5,543,383)	(4,765,759)

(Loss) income from continuing operations before income tax expense	(294,734)	1,324,838

Income tax expense	(157,774)	—
(Loss) income from continuing operations	(452,508)	1,324,838
Discontinued operations (note 4)
Income (loss) from operations of Aiken and Port Angeles Systems, net of tax (including gain on sales of systems of $31,525,585 in 2003)	31,042,363	(565,988)

Net income	30,589,855	758,850

Other comprehensive loss:
Reclassification of accumulated other comprehensive income to unrealized gain on interest rate swaps	—	(209,000)

Other comprehensive loss	—	(209,000)

Total comprehensive income	$30,589,855	$549,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland
Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — (UNAUDITED)

	For the three months ended June 30,

	2003	2002

Service revenues	$12,459,845	$12,344,368
Expenses:
Cable system operations (including $97,728 and $68,970, net paid to affiliates in 2003 and 2002, respectively), exclusive of depreciation and amortization shown below	4,768,711	4,632,083
General and administrative (including $300,469 and $235,583 net paid to affiliates in 2003 and 2002, respectively)	2,227,032	1,896,755
Management fees paid to Parent	623,324	617,287
Depreciation and amortization	2,220,883	2,189,345

Total operating expenses	9,839,950	9,335,470

Income from operations	2,619,895	3,008,898
Other income (expense):
Interest expense	(2,813,454)	(3,020,545)
Interest income and other, net	7,845	19,418
Unrealized gain on interest rate swap agreements	—	412,482
Loss on disposal of assets	(22,802)	(10,052)

	(2,828,411)	(2,598,697)

(Loss) income from continuing operations before income tax expense	(208,516)	410,201

Income tax expense	(68,942)	—
(Loss) income from continuing operations	(277,458)	410,201
Discontinued operations (note 4) Loss from operations of Aiken and Port Angeles Systems, net of tax	—	(140,640)

Net (loss) income	(277,458)	269,561

Other comprehensive loss:
Reclassification of accumulated other comprehensive income to unrealized gain on interest rate swaps	—	(105,000)

Other comprehensive loss	—	(105,000)

Total comprehensive (loss) income	$(277,458)	$164,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,589,855	$758,850
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,815,937	5,298,394
Unrealized gain on interest rate swap agreements	(120,377)	(1,380,657)
Amortization of loan costs	281,707	335,991
(Gain) loss on disposal of assets	(31,502,957)	15,876
Deferred income taxes	147,964
(Increase) decrease in operating assets:
Accounts receivable	448,897	(209,964)
Prepaid expenses	44,917	157,723
Due from Parent and affiliates	(400,619)	(15,788)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(1,785,723)	(1,678,962)
Due to affiliates	51,875	373,788
Converter deposits	(3,652)	(5,353)
Subscriber prepayments	(312,746)	30,242

Net cash provided by operating activities	2,255,078	3,680,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(2,723,174)	(3,623,858)
Proceeds from sale of cable system	53,445,107	1,226,088
Proceeds from disposal of assets	9,175	13,550
Franchises and other intangibles	(1,533)	(9,423)

Net cash provided by (used in) investing activities	50,729,575	(2,393,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(51,804,648)	(1,000,000)

Net cash used in financing activities	(51,804,648)	(1,000,000)

INCREASE IN CASH	1,180,005	286,497
CASH, beginning of period	1,666,097	2,724,099

CASH, end of period	$2,846,102	$3,010,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,174,032	$8,268,429

Cash paid during the period for state income taxes	$9,810	$4,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

(1)  Basis of Presentation

Interim Financial Reporting

These unaudited condensed consolidated financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosures and do not contain all of the necessary footnote disclosures required for a fair presentation of the consolidated balance sheets, statements of operations and comprehensive income and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s consolidated financial position at June 30, 2003, its consolidated statements of operations and comprehensive income for the six and three months ended June 30, 2003 and 2002 and its consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

On March 11, 2003 and March 31, 2003, the Company sold the operating assets and franchise rights of its cable systems in and around Port Angeles, Washington and Aiken, South Carolina, respectively. The accompanying financial statements have been restated to report the discontinued operations of the Company, effected for this sale.

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Company has ARO associated with the removal of equipment from poles and headend sites that are leased from third parties. Based on management’s analyses, the Company has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First to operate the cable television network, the Company will always need to have equipment deployed at these poles and headend sites. Additionally, the Company has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practicable. As a result, upon adoption of SFAS No. 143 the Company did not record any ARO associated with the obligation to remove the equipment.

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

	June 30, 2003			December 31, 2002

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying	Amortization	Carrying	Carrying	Amortization	Carrying
	Amount		Amount	Amount		Amount

Indefinite-lived intangible assets:
Franchises	$78,411,961	$(38,923,291)	$39,488,670	$78,410,428	$(38,923,291)	$39,487,137
Goodwill	6,344,433	(2,407,104)	3,937,329	6,344,433	(2,407,104)	3,937,329

	84,756,394	(41,330,395)	43,425,999	84,754,861	(41,330,395)	43,424,466
Definite-lived intangible assets:
Loan fees	4,218,586	(2,307,477)	1,911,109	5,839,145	(2,650,564)	3,188,581
Other intangible assets	3,276,990	(3,176,595)	100,395	3,276,989	(3,140,381)	136,608

	$92,251,970	$(46,814,467)	$45,437,503	$93,870,995	$(47,121,340)	$46,749,655

Amortization of loan fees and other intangibles for each of the next five years is expected to be approximately as follows:

2003	$251,000
2004	468,000
2005	468,000
2006	462,000
2007	362,000

$2,011,000

(3)  Revised Senior Credit Facility

In August of 2000, the Company refinanced its existing senior bank indebtedness. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. Amounts outstanding under the Revised Senior Credit Facility mature on September 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 3.35%. Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on September 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature.

Under the Revised Senior Credit Facility, the Company has agreed to restrictive covenants which require the maintenance of certain ratios, including a Pro Forma Debt Service ratio of not less than 1.25 to 1.0 and a Leverage Ratio of no greater than 6.00 to 1.0, among other restrictions. The Company submits quarterly debt compliance reports to its creditor under this arrangement. As of June 30, 2003, the Company was in compliance with the terms of the loan agreement.

As of the date of this filing, the balance under the Revised Senior Credit Facility is $16,226,534, and applicable interest rates are as follows: $14,851,534 at a LIBOR based interest rate of 3.35%, $875,000 at a LIBOR based interest rate of 3.35% and $500,000 at a LIBOR based rate of 3.28%. These interest rates expire in September of 2003, at which time new rates will be established. The above rates also include a margin paid to the lender based on overall leverage, and may increase or decrease as the Company’s leverage fluctuates.

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

The assets and liabilities attributable to the Aiken System and the Port Angeles System as of December 31, 2002 have been reported as assets and liabilities from discontinued operations in the accompanying balance sheet, and consist of the following:

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

In addition, the revenue, expenses and other items attributable to the operations of the Aiken System and the Port Angeles system during the periods presented in this filing have been reported as discontinued operations in the accompanying statements of operations and comprehensive income, and include the following:

	For the six months ended June 30,

	2003	2002

Service Revenues	$3,079,389	$6,219,391
Expenses:
Cable system operations (including $6,289 and $40,931, net paid to affiliates in 2003 and 2002, respectively)	1,205,573	2,296,138
General and administrative (including $152,093 and $12,932, net paid to affiliates in 2003 and 2002, respectively)	573,781	951,432
Management fees paid to Parent	153,637	310,970
Depreciation and amortization	417,798	939,656

	2,350,789	4,498,196

Income from operations	728,600	1,721,195
Other income (expense):
Interest expense	(711,822)	(2,287,183)
Gain on sale of systems	31,525,585	—

Income (loss) from operation of Aiken and Port Angeles Systems, before income tax expense	31,542,363	(565,988)
Income tax expense	(500,000)	—

Income (loss) from operations of Aiken and Port Angeles Systems, net	$31,042,363	$(565,988)

For the three months
ended June 30, 2002

Service Revenues	$3,137,892
Expenses:
Cable system operations (including $19,988, net paid to affiliates)	1,155,742
General and administrative (including $30,503, net paid to affiliates)	492,486
Management fees paid to Parent	156,895
Depreciation and amortization	472,294

2,277,417

Income from operations	860,475
Other income (expense):
Interest expense	(1,001,115)

Loss from operations of Aiken and Port Angeles Systems, net	$(140,640)

In accordance with EITF 87-24, “Allocation of Interest Expense to Discontinued Operations,” the Company allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Revised Senior Credit Facility and approximately $51.8 million in principal payments, which were applied to the Revised Senior Credit Facility as a result of the sale of the Aiken System and the Port Angeles System.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations — Six Months Ended June 30, 2003 and 2002

Revenues totaled $24.9 million for the six months ended June 30, 2003, an increase of approximately $400,000 or 2.0% over the same period in 2002. Of these revenues, $17.1 million (69%) was derived from basic services, $1.7 million (7%) from premium services, $3.2 million (13%) from expanded basic services, $500,000 (2%) from digital services, $1.3 million (5%) from advertising and $1.1 million (4%) from other sources.

Average monthly revenue per subscriber increased $2.02 or 4.5% from $45.27 for the six months ended June 30, 2002 to $47.29 for the six months ended June 30, 2003. This increase is primarily attributable to rate increases implemented during the first quarter of 2003, increased revenue from higher penetration of new product tiers and increases in advertising revenue.

Cable system operation expenses increased approximately $400,000 or 4.3% from $9.2 million to $9.6 million for the six months ended June 30, 2003. Programming costs, which represent the primary component of cable system operation expenses, increased $300,000 or 4.1% as a result of rate increases by certain programming vendors as well as the launch of new analog programming services and the launch of digital programming services.

General and administrative expenses increased approximately $800,000 or 22.2% from $3.6 million to $4.4 million for the six months ended June 30, 2003. This increase is primarily attributable to increases in bad debt, marketing and property tax expenses, and increases in corporate overhead allocations by the Company’s Parent. The corporate overhead allocations had been reduced in prior periods, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses for the quarter represents actual costs incurred by the Company’s parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges.

Management fees for the six months ended June 30, 2003 increased approximately 1.6% over the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses for the six months ended June 30, 2003 remained relatively constant with the same period in 2002.

Interest expense allocated to continuing operations decreased approximately $500,000 or 8.1%, from $6.2 million to $5.7 million for the six months ended June 30, 2003 due primarily to the fact that the Company made prepayments of approximately $2 million on the Revised Senior Credit Facility during the last half of 2002 and the Company’s effective interest rate applicable to the Revised Senior Credit Facility decreased from 8.41% during the first half of 2002 to 4.33% during the same period in 2003. Average outstanding indebtedness decreased $26.5 million from $170.9 million to $144.4 million for the six months ended June 30, 2002 and 2003, respectively, due primarily to the fact that the proceeds from the sale of the Aiken System and the Port Angeles System were used to pay down amounts outstanding under the Company’s revised Senior Credit Facility in March of 2003.

In accordance with EITF 87-24, “Allocation of Interest Expense to Discontinued Operations,” the Company allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Revised Senior Credit Facility and approximately $51.8 million in principal payments, which were applied to the Revised Senior Credit Facility as a result of the sale of the Aiken System and the Port Angeles System.

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

Results of Continuing Operations — Three Months Ended June 30, 2003 and 2002

Revenues totaled $12.5 million for the three months ended June 30, 2003, an increase of approximately $200,000 or 1.6% over the same period in 2002. Of these revenues, $8.6 million (69%) was derived from basic services, $800,000 (6%) from premium services, $1.6 million (13%) from expanded basic services, $300,000 (2%) from digital services, $700,000 (6%) from advertising and $500,000 (4%) from other sources.

Average monthly revenue per subscriber increased $1.70 or 3.7% from $45.91 for the three months ended June 30, 2002 to $47.61 for the three months ended June 30, 2003. This increase is primarily attributable to rate increases implemented during the first quarter of 2003 and increased revenue from higher penetration of new product tiers.

Cable system operation expenses increased approximately $200,000 or 4.3% from $4.6 million to $4.8 million for the three months ended June 30, 2003. Programming costs, which represent the primary component of cable system operation expenses, increased $100,000 or 2.3% as a result of rate increases by certain programming vendors as well as the launch of new analog programming services and the launch of digital programming services.

General and administrative expenses increased approximately $300,000 or 15.8% from $1.9 million to $2.2 million for the three months ended June 30, 2003. This increase is primarily attributable to increases in bad debt, marketing and property tax expenses, and increases in corporate overhead allocations by the Company’s Parent. The corporate overhead allocations had been reduced in prior periods, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses for the quarter represents actual costs incurred by the Company’s parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges.

Management fees for the three months ended June 30, 2003 increased approximately 1.0% over the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses for the three months ended June 30, 2003 remained relatively constant with the same period in 2002.

Interest expense allocated to continuing operations decreased approximately $200,000 or 6.7%, from $3.0 million to $2.8 million for the three months ended June 30, 2003 due primarily to the fact that the Company made prepayments of approximately $2 million on the Revised Senior Credit Facility during the last half of 2002. In addition, the Company’s effective interest rate applicable to the Revised Senior Credit Facility decreased from 7.31% during the second quarter of 2002 to 3.44% for the same period in 2003. Average outstanding indebtedness decreased $54.5 million from $170.7 million to $116.2 million for the three months ended June 30, 2002 and 2003, respectively, as the proceeds from the sale of the Aiken System and the Port Angeles System were used to pay down amounts outstanding under the Company’s Revised Senior Credit Facility in March of 2003.

In accordance with EITF 87-24, “Allocation of Interest Expense to Discontinued Operations,” the Company allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Revised Senior Credit Facility and approximately $51.8 million in principal payments, which were applied to the Revised Senior Credit Facility as a result of the sale of the Aiken System and the Port Angeles System.

The Company has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Interest rate swap agreements in place as of December 31, 2002 expired during the first quarter of 2003, and the Company has elected not to enter into any new agreements.

Liquidity and Capital Resources

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued a business strategy, which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company’s required principal payments for the remainder of 2003 are approximately $1.75 million. The Company anticipates that cash flow from operations will be sufficient to service its debt over the next twelve month period. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

Net cash provided by operating activities was $2.3 million for the six months ended June 30, 2003. Adjustments to the $30.6 million net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain of $31.5 million related to the sales of the Aiken System and the Port Angeles System, and decreases in operating liabilities of approximately $2.1 million, offset by $4.8 million of depreciation and amortization.

Net cash provided by investing activities was $50.7 million for the six months ended June 30, 2003, and consisted primarily of $53.4 million of proceeds from the sales of the Aiken System and the Port Angeles System, offset by $2.7 million in capital expenditures.

Net cash used in financing activities consisted of $51.8 million in principal prepayments on the Revised Senior Credit Facility, as a result of the sale of the Aiken System and the Port Angeles System.

EBITDA decreased approximately $800,000 or 7.7%, from $10.4 million to $9.6 million for the six months ended June 30, 2003, and EBITDA margin decreased from 42.7% to 38.8%. The aforementioned increases in revenues were offset by increased administrative overhead charges and operating expenses as a result of rate increases by certain programming vendors and the launch of new programming services, discussed above.

Free cash flow decreased $400,000, or 21.1%, from $1.9 million to $1.5 million for the six months ended June 30, 2003. This decrease is attributable to the aforementioned decline in EBITDA, offset by declining interest expense and capital expenditures.

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

	For the six months ended
	June 30,

	2003	2002

Net cash provided by operating activities	2,255,078	3,680,140
Interest expense, excluding amortization of loan fees	5,435,975	5,927,501
Changes in certain assets and liabilities, and other, net	1,955,735	841,694

EBITDA	9,646,788	10,449,335

Interest expense, excluding amortization of loan fees	(5,435,795)	(5,927,501)
Capital expenditures	(2,723,174)	(2,669,940)

Free cash flow	1,487,819	1,851,894

Revised Senior Credit Facility

In August of 2000, the Company refinanced its existing senior bank indebtedness. The original indebtedness was repaid with borrowings under the Revised Senior Credit Facility. Amounts outstanding under the Revised Senior Credit Facility mature on September 30, 2007. The Revised Senior Credit Facility is collateralized by a first lien position on all present and future assets and stock of the Company. Interest rates vary based on certain financial covenants; currently 3.35% (weighted average). Graduated principal and interest payments are due quarterly, beginning September 30, 2003, until maturity on September 30, 2007. The estimated fair value of the revolving credit and term loan facility is equal to its carrying value because of its variable interest rate nature.

As of the date of this filing, the balance under the Revised Senior Credit Facility is $16,226,534, and applicable interest rates are as follows: $14,851,534 at a LIBOR based interest rate of 3.35%, $875,000 at a LIBOR based interest rate of 3.35% and $500,000 at a LIBOR based rate of 3.28%. These interest rates expire in September of 2003, at which time new rates will be established. The above rates also include a margin paid to the lender based on overall leverage, and may increase or decrease as the Company’s leverage fluctuates.

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Company has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the Company’s contractual obligations, after effecting for the sales of the Aiken System and the Port Angeles System, and the anticipated effect of these obligations on its liquidity for the remainder of 2003 and in future years:

	Expected Maturity Date

	2003	2004	2005	2006	2007	Thereafter	Total

Debt maturity	$1,750,000	$5,250,000	$7,000,000	$2,226,534	$100,000,000	$0	$116,226,534
Interest payments (weighted average interest rate of 9.29% as of June 30, 2003)	5,385,488	10,647,026	10,441,839	10,287,294	9,395,833	—	46,157,480
Minimum operating lease payments	41,665	74,296	55,331	44,663	37,006	53,831	306,792

Total contractual cash obligations (a)	$7,177,153	$15,971,322	$17,497,170	$12,558,491	$109,432,839	$53,831	$162,690,806

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

For the six months ended June 30, 2003, the Company incurred capital expenditures of approximately $2.7 million. Capital expenditures included: (i) continued deployment of new product digital services; (ii) expansion and improvement of cable properties; (iii) additions to plant and equipment, and; (iv) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $2.6 million in capital expenditures for the remainder of 2003. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, which will allow for the continued deployment of new products, such as digital and Internet services in selected markets. Furthermore, capital expenditures will involve extensions of distribution facilities to add new subscribers and vehicle replacements.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 143 - Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Company has ARO associated with the removal of equipment from poles and headend sites that are leased from third parties. Based on management’s analyses, the Company has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Company will always need to have equipment deployed at these poles and headend sites. Additionally, the has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practicable. As a result, upon adoption of SFAS No. 143, the Company did not record any ARO associated with the obligation to remove the equipment.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and President (Principal Financial and Accounting Officer) have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit Index

31(a).	Certification of Chief Executive Officer dated August 13, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) dated August 13, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer dated August 13, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) dated August 13, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I Clark	Executive Vice President, Treasurer and Assistant Secretary	8-13-03

/s/ GARY S. JONES Gary S. Jones	President	8-13-03