Form 10-Q
period 2003-09-30
NORTHLAND CABLE TELEVISION INC
filed 2003-11-14
CIK 1051920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2003

or

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

Yes [  ]     No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$4,290,861	$1,538,002
Due from Parent and affiliates	733,820	796,464
System sale receivable	4,156,191	—
Accounts receivable	1,709,115	2,047,900
Prepaid expenses	659,062	392,271

Total current assets	11,549,049	4,774,637
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $58,280,163 and $52,255,286, respectively	42,239,321	44,152,208
Franchise agreements, net of accumulated amortization of $38,923,291	39,493,670	39,487,137
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329

Total investment in cable television properties	85,670,320	87,576,674
Loan fees, net of accumulated amortization of $2,419,043 and $2,650,564, respectively	1,799,543	3,188,581
Other intangible assets, net of accumulated amortization of $3,192,816 and $3,140,381, respectively	84,174	136,608
Assets of discontinued operations	—	25,504,853

Total assets	$99,103,086	$121,181,353

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$63,737	$528,645
Accrued expenses	7,619,816	4,705,722
Converter deposits	123,516	116,027
Subscriber prepayments	1,370,794	1,629,235
Due to affiliates	73,813	228,220
Current portion of notes payable	2,100,000	2,775,920
Interest rate swap agreements	—	120,377
Liabilities of discontinued operations	—	1,443,610

Total current liabilities	11,351,676	11,547,756
Notes payable, net of current portion	113,251,534	165,255,262
Deferred tax liabilities	173,355	—

Total liabilities	124,776,565	176,803,018

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(38,032,856)	(67,981,042)

Total shareholder’s deficit	(25,673,479)	(55,621,665)

Total liabilities and shareholder’s deficit	$99,103,086	$121,181,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME - (UNAUDITED)

	For the nine months ended September 30,
	2003	2002

Service revenues	$37,242,399	$36,661,583
Expenses:
Cable system operations (including $98,560 and $187,369, net paid to affiliates in 2003 and 2002, respectively), exclusive of depreciation and amortization shown below	14,332,665	13,956,781
General and administrative (including $1,325,224, net paid to affiliates in 2003, and $59,234, net received from affiliates 2002)	6,891,779	5,271,495
Management fees paid to Parent	1,862,452	1,833,078
Depreciation and amortization	6,643,558	6,557,855

Total operating expenses	29,730,454	27,619,209

Income from operations	7,511,945	9,042,374
Other income (expense):
Interest expense, net	(8,396,406)	(7,140,067)
Interest income and other, net	23,528	46,119
Loss on disposal of assets	(50,079)	(259,297)

	(8,422,957)	(7,353,245)

(Loss) income from continuing operations before income tax expense	(911,012)	1,689,129

Income tax expense	(183,165)	(8,142)
(Loss) income from continuing operations	(1,094,177)	1,680,987
Discontinued operations (note 4)
Income (loss) from operations of Aiken and Port Angeles Systems, net of tax (including gain on sales of systems of $31,525,585 in 2003)	31,042,363	(613,219)

Net income	29,948,186	1,067,768

Other comprehensive loss:
Reclassification of accumulated other comprehensive income to unrealized gain on interest rate swaps	—	(268,000)

Other comprehensive loss	—	(268,000)

Total comprehensive income	$29,948,186	$799,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME - (UNAUDITED)

	For the three months ended September 30,
	2003	2002

Service revenues	$12,376,798	$12,183,899
Expenses:
Cable system operations (including $46,505 and $67,236, net paid to affiliates in 2003 and 2002, respectively), exclusive of depreciation and amortization shown below	4,741,599	4,720,248
General and administrative (including $599,698 and $80,891 net paid to affiliates in 2003 and 2002, respectively)	2,507,646	1,703,561
Management fees paid to Parent	618,840	609,195
Depreciation and amortization	2,245,419	2,198,281

Total operating expenses	10,113,504	9,231,285

Income from operations	2,263,294	2,952,614
Other income (expense):
Interest expense, net	(2,860,527)	(2,368,047)
Interest income and other, net	8,406	16,995
Loss on disposal of assets	(27,452)	(243,421)

	(2,879,573)	(2,594,473)

(Loss) income from continuing operations before income tax expense	(616,279)	358,141

Income tax expense	(25,391)	(3,262)
(Loss) income from continuing operations	(641,670)	354,879
Discontinued operations (note 4)
Loss from operations of Aiken and Port Angeles Systems, net of tax	—	(45,960)

Net (loss) income	(641,670)	308,919

Other comprehensive loss:
Reclassification of accumulated other comprehensive income to unrealized gain on interest rate swaps	—	(59,000)

Other comprehensive loss	—	(59,000)

Total comprehensive (loss) income	$(641,670)	$249,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	For the nine months ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,948,186	$1,067,768
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,061,356	7,973,371
Unrealized gain on interest rate swap agreements	(120,377)	(1,981,411)
Amortization of loan costs	393,273	503,987
(Gain) loss on disposal of assets	(31,475,506)	259,297
Deferred income taxes	173,355	—
(Increase) decrease in operating assets:
Accounts receivable	326,869	(127,658)
Prepaid expenses	(267,792)	(143,817)
Due from Parent and affiliates	61,822	(700,147)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	917,971	1,428,210
Due to affiliates	(156,529)	(80,313)
Converter deposits	7,489	(30,303)
Subscriber prepayments	(258,441)	(152,642)

Net cash provided by operating activities	6,611,676	8,016,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(4,691,180)	(5,753,630)
Proceeds from sale of cable system, net	53,376,107	999,562
Proceeds from disposal of assets	14,342	5,588
Franchises and other intangibles	(6,533)	(14,718)

Net cash provided by (used in) investing activities	48,692,736	(4,763,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(52,679,648)	(2,000,000)

Net cash used in financing activities	(52,679,648)	(2,000,000)

INCREASE IN CASH	2,624,764	1,253,144
CASH, beginning of period	1,666,097	2,724,099

CASH, end of period	$4,290,861	$3,977,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,458,094	$9,700,616

Cash paid during the period for state income taxes	$9,810	$9,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

(1)  Basis of Presentation

Interim Financial Reporting

These unaudited condensed consolidated financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosures and do not contain all of the necessary footnote disclosures required for a fair presentation of the consolidated balance sheets, statements of operations and comprehensive income and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s consolidated financial position at September 30, 2003, its consolidated statements of operations and comprehensive income for the nine and three months ended September 30, 2003 and 2002 and its consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. This includes reclassification of unrealized gains and losses on interest rate swap agreements, which were previously classified as a separate financial statement caption within other income (expense), to the interest expense financial statement caption.

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

	September 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$78,416,961	$(38,923,291)	$39,493,670	$78,410,428	$(38,923,291)	$39,487,137
Goodwill	6,344,433	(2,407,104)	3,937,329	6,344,433	(2,407,104)	3,937,329

	84,761,394	(41,330,395)	43,430,999	84,754,861	(41,330,395)	43,424,466
Definite-lived intangible assets:
Loan fees	4,218,586	(2,419,043)	1,799,543	5,839,145	(2,650,564)	3,188,581
Other intangible assets	3,276,990	(3,192,816)	84,174	3,276,989	(3,140,381)	136,608

	$92,256,970	$(46,942,254)	$45,314,716	$93,870,995	$(47,121,340)	$46,749,655

Amortization of loan fees and other intangibles for each of the next five years is expected to be approximately as follows:

2003	$124,000
2004	468,000
2005	468,000
2006	462,000
2007	362,000

$1,884,000

(3)  Amended and Restated Senior Credit Facility

On November 13, 2003, the Company amended and restated its existing senior credit facility (the “Amended and Restated Senior Credit Facility”). The Amended and Restated Senior Credit Facility establishes a term loan in the amount of $15,000,000 and a $2,000,000 revolving credit loan, under which the Company borrowed $1,000,000 upon amendment and restatement. The proceeds from the Amended and Restated Senior Credit Facility were used to repay the Company’s existing senior credit facility, with a balance of $15,351,534 at September 30, 2003, to provide working capital and for other general purposes. The Amended and Restated Senior Credit Facility matures on December 31, 2006 and requires the Company to make quarterly principal payments beginning March 31, 2004. The current portion of notes payable included in the accompanying balance sheet as of September 30, 2003 reflects the principal payment requirements of the Amended and Restated Senior Credit Facility. Annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments

2004	$2,800,000
2005	3,400,000
2006	9,800,000

Total	$16,000,000

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00. As of September 30, 2003, the Company was in compliance with the covenants required by the Refinanced Credit Facility.

As of the date of this filling, the Amended and Restated Senior Credit Facility had an outstanding balance of $16,000,000 bearing interest at a LIBOR based interest rate of 4.93%. This interest rate expires in February of 2004, at which time a new rate will be established.

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

In addition, the revenue, expenses and other items attributable to the operations of the Aiken System and the Port Angeles system during the periods presented in this filing have been reported as discontinued operations in the accompanying statements of operations and comprehensive income, and include the following:

	For the nine months ended September 30,
	2003	2002

Service Revenues	$3,079,389	$9,337,109
Expenses:
Cable system operations (including $6,289 and $60,976, net paid to affiliates in 2003 and 2002, respectively)	1,205,573	3,472,334
General and administrative (including $152,093 and $159,808, net paid to affiliates in 2003 and 2002, respectively)	573,781	1,398,602
Management fees paid to Parent	153,637	466,856
Depreciation and amortization	417,798	1,415,516

	2,350,789	6,753,308

Income from operations	728,600	2,583,801
Other income (expense):
Interest expense	(711,822)	(3,197,020)
Gain on sale of systems	31,525,585	—

Income (loss) from operation of Aiken and Port Angeles Systems, before income tax expense	31,542,363	(613,219)
Income tax expense	(500,000)	—

Income (loss) from operations of Aiken and Port Angeles Systems, net	$31,042,363	$(613,219)

For the three months
ended September 30, 2002

Service Revenues	$3,117,722
Expenses:
Cable system operations (including $20,045, net paid to affiliates)	1,176,199
General and administrative (including $146,876, net paid to affiliates)	447,172
Management fees paid to Parent	155,886
Depreciation and amortization	476,695

2,255,952

Income from operations	861,770
Other income (expense):
Interest expense	(907,730)

Loss from operations of Aiken and Port Angeles Systems, net	$(45,960)

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Revised Senior Credit Facility and approximately $51.8 million in principal payments, which were applied to the Revised Senior Credit Facility as a result of the sale of the Aiken System and the Port Angeles System.

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations - Nine Months Ended September 30, 2003 and 2002

Revenues totaled $37.2 million for the nine months ended September 30, 2003, an increase of approximately $600,000 or 1.6% over the same period in 2002. Of these revenues, $25.5 million (68%) was derived from basic services, $2.5 million (7%) from premium services, $4.8 million (13%) from expanded basic services, $700,000 (2%) from digital services, $1.9 million (5%) from advertising and $1.8 million (5%) from other sources.

Average monthly revenue per subscriber increased $1.95 or 4.3% from $45.51 for the nine months ended September 30, 2002 to $47.46 for the nine months ended September 30, 2003. This increase is primarily attributable to rate increases implemented during the first quarter of 2003 and increases in advertising revenue.

Cable system operation expenses increased approximately $300,000 or 2.1% from $14.0 million to $14.3 million for the nine months ended September 30, 2003. Programming costs, which represent the primary component of cable system operation expenses, increased approximately $300,000 or 2.7% as a result of rate increases by certain programming vendors and additional costs that were incurred as a result of offering additional channels in some of the Company’s systems.

General and administrative expenses increased approximately $1.6 million or 30.2% from $5.3 million to $6.9 million for the nine months ended September 30, 2003. This increase is primarily attributable to increases in corporate overhead allocations by the Company’s Parent. These corporate overhead allocations had been reduced in prior periods, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges.

Management fees for the nine months ended September 30, 2003 increased approximately 1.6% over the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses for the nine months ended September 30, 2003 remained relatively constant with the same period in 2002.

Interest expense allocated to continuing operations increased approximately $1.3 million, or 18.3% from $7.1 million to $8.4 million for the nine months ended September 30, 2003. This increase is primarily attributable to a $1.9 million reduction in the amount of gains recognized on the Company’s interest rate swap agreements, offset by a $600,000 reduction in interest expense on the Company’s Revised Senior Credit Facility due to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2003 as compared to 2002.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Revised Senior Credit Facility and approximately $51.8 million in principal payments, which were applied to the Revised Senior Credit Facility as a result of the sale of the Aiken System and the Port Angeles System.

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

Results of Continuing Operations - Three Months Ended September 30, 2003 and 2002

Revenues totaled $12.4 million for the three months ended September 30, 2003, an increase of approximately $200,000 or 1.6% over the same period in 2002. Of these revenues, $8.4 million (67%) was derived from basic services, $800,000 (6%) from premium services, $1.6 million (13%) from expanded basic services, $200,000 (2%) from digital services, $700,000 (6%) from advertising and $700,000 (6%) from other sources.

Average monthly revenue per subscriber increased $1.80 or 3.9% from $46.01 for the three months ended September 30, 2002 to $47.81 for the three months ended September 30, 2003. This increase is primarily attributable to rate increases implemented during the first quarter of 2003 and increased advertising revenue.

Cable system operation expenses for the three months ended September 30, 2003 remained relatively constant with the same period in 2002.

General and administrative expenses increased approximately $800,000 or 47.1% from $1.7 million to $2.5 million for the three months ended September 30, 2003. This increase is primarily attributable to increases in corporate overhead allocations by the Company’s Parent. These corporate overhead allocations had been reduced in prior periods, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges.

Management fees for the three months ended September 30, 2003 increased approximately 1.6% over the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses for the three months ended September 30, 2003 remained relatively constant with the same period in 2002.

Interest expense allocated to continuing operations increased approximately $500,000, or 20.8% from $2.4 million to $2.9 million for the three months ended September 30, 2003. This increase is primarily attributable to a $600,000 gain recognized on the Company’s interest rate swap agreements in 2002, offset by a $100,000 reduction in interest expense on the Company’s Revised Senior Credit Facility due to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2003 as compared to 2002.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Revised Senior Credit Facility and approximately $51.8 million in principal payments, which were applied to the Revised Senior Credit Facility as a result of the sale of the Aiken System and the Port Angeles System.

The Company has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Interest rate swap agreements in place as of December 31, 2002 expired during the first quarter of 2003, and the Company has elected not to enter into any new agreements.

Liquidity and Capital Resources

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued a business strategy, which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under the revolving credit and term loan facility provided by a variety of banks and the issuance of senior subordinated notes. The Company does not have any required principal payments for the remainder of 2003. The Company anticipates that cash flow from operations will be sufficient to service its debt over the next twelve month period.

Net cash provided by operating activities was $6.6 million for the nine months ended September 30, 2003. Adjustments to the $29.9 million net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain of $31.5 million related primarily to the sales of the Aiken System and the Port Angeles System, offset by $7.0 million of depreciation and amortization and increases in operating liabilities of approximately $500,000.

Net cash provided by investing activities was $48.7 million for the nine months ended September 30, 2003, and consisted primarily of $53.4 million of net proceeds from the sales of the Aiken System and the Port Angeles System, offset by $4.7 million in capital expenditures.

Net cash used in financing activities consisted of $52.7 million in principal prepayments on the Revised Senior Credit Facility, as a result of the sale of the Aiken System and the Port Angeles System.

EBITDA decreased approximately $1.4 million or 9.0%, from $15.6 million to $14.2 million for the nine months ended September 30, 2003, and EBITDA margin decreased from 42.5% to 38.0%. The aforementioned increases in revenues were offset by increased administrative overhead charges and operating expenses as a result of rate increases by certain programming vendors and the launch of new programming services, discussed above.

Free cash flow increased $200,000, or 18.2%, from $1.1 million to $1.3 million for the nine months ended September 30, 2003. This increase is attributable to the aforementioned decline in EBITDA, offset by declining interest expense and capital expenditures.

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

	For the nine months ended
	September 30,
	2003	2002

Net cash provided by operating activities	6,611,676	8,016,342
Interest expense, excluding amortization of loan fees	8,184,756	8,783,251
Changes in certain assets and liabilities, and other, net	(640,929)	(1,199,364)

EBITDA	14,155,503	15,600,229

Interest expense, excluding amortization of loan fees	(8,184,756)	(8,783,251)
Capital expenditures	(4,691,180)	(5,753,630)

Free cash flow	1,279,567	1,063,348

Amended and Restated Senior Credit Facility

On November 13, 2003, the Company amended and restated its existing senior credit facility (the “Amended and Restated Senior Credit Facility”). The Amended and Restated Senior Credit Facility establishes a term loan in the amount of $15,000,000 and a $2,000,000 revolving credit loan, under which the Company borrowed $1,000,000 upon amendment and restatement. The proceeds from The Amended and Restated Senior Credit Facility were used to repay the Company’s existing senior credit facility, with a balance of $15,351,534 at September 30, 2003, to provide working capital and for other general purposes. The Amended and Restated Senior Credit Facility matures on December 31, 2006 and requires the Company to make quarterly principal payments beginning March 31, 2004. The current portion of notes payable included in the accompanying balance sheet as of September 30, 2003 reflects the principal payment requirements of the Amended and Restated Senior Credit Facility. Annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments

2004	$2,800,000
2005	3,400,000
2006	9,800,000

Total	$16,000,000

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to

1.00. As of September 30, 2003, the Company was in compliance with the covenants required by the Refinanced Credit Facility.

As of the date of this filling, the Amended and Restated Senior Credit Facility had an outstanding balance of $16,000,000 bearing interest at a LIBOR based interest rate of 4.93%. This interest rate expires in February of 2004, at which time a new rate will be established.

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Company has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the Company’s contractual obligations, after effecting for the additional borrowings of $648,466 and the revised payment terms of the Amended and Restated Senior Credit Facility and the sales of the Aiken System and the Port Angeles System for the remainder of 2003 and in future years:

	Expected Maturity Date

	2003	2004	2005	2006	2007	Thereafter	Total

Debt maturity	$—	$2,800,000	$3,400,000	$9,800,000	$100,000,000	$—	$116,000,000
Interest payments (weighted average interest rate of 9.52% as of September 30, 2003)	5,326,582	10,969,780	10,816,950	10,491,570	10,250,000	—	47,854,882
Minimum operating lease payments	20,833	74,296	55,331	44,663	37,006	53,831	285,960

Total contractual cash obligations (a)	$5,347,415	$13,844,076	$14,272,281	$20,336,233	$110,287,006	$53,831	$164,140,842

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

For the nine months ended September 30, 2003, the Company incurred capital expenditures of approximately $4.7 million. Capital expenditures included: (i) the launch of high-speed data services, (ii) continued deployment of new product digital services; (iii) expansion and improvement of cable properties; (iv) additions to plant and equipment, and; (v) line drops, extensions and installations of cable plant facilities.

The Company plans to invest approximately $2.5 million in capital expenditures for the remainder of 2003. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, which will allow for the continued deployment of new products, such as digital and high-speed data services in selected markets. Furthermore, capital expenditures will involve extensions of distribution facilities to add new subscribers and vehicle replacements.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 143 – Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Company has ARO associated with the removal of equipment from poles and headend sites that are leased from third parties. Based on management’s analyses, the Company has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Company will always need to have equipment deployed at these poles and headend sites. Additionally, the Company has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practicable. As a result, upon adoption of SFAS No. 143, the Company did not record any ARO associated with the obligation to remove the equipment.

Statement of Financial Accounting Standards No. 149 – In April of 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 150 - In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously many of those financial instruments were classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the Statement did not have a material impact on the Company’s operating results or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s debt facilities. The Company has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Company is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Company’s variable rate obligations would be approximately $154,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit Index

31(a).	Certification of Chief Executive Officer dated November 14, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) dated November 14, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer dated November 14, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) dated November 14, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-14-03

/s/ GARY S. JONES Gary S. Jones	President	11-14-03