Form 10-K
period 2003-12-31
NORTHLAND CABLE TELEVISION INC
filed 2004-03-30
CIK 1051920

FORM 10-K — ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2003

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

Yes [  ] No [ X ]

     As of December 31, 2003 the Company had 10,000 shares outstanding, all of which are held by an affiliate.

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

PART I

ITEM 1. BUSINESS

Northland Cable Television, Inc. (the “Company”), a Washington Corporation, was formed in October 1985 and owns and operates 34 cable television systems serving small cities, towns, and rural communities in California, Georgia, South Carolina, North Carolina, Texas and Washington (collectively the “Systems”). The Company is a wholly owned subsidiary of Northland Telecommunications Corporation (“NTC”), which, together with the Company and its other affiliates, has specialized in providing cable television and related services in non-urban markets since 1981. Other subsidiaries of NTC include:

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

CABLE AD-CONCEPTS, INC. (CAC) — formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland affiliated cable systems.

NORTHLAND MEDIA, INC. — formed in April 1995 as a holding company. Sole shareholder of the two following entities:

STATESBORO MEDIA, INC. — formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas. This radio station was sold to an unaffiliated third party during 2003.

CORSICANA MEDIA, INC. — purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

Since closing its initial acquisition in 1986, the Company has continued to target, negotiate and complete acquisitions of cable systems and integrate the operation of such systems. The Company has increased its basic and premium subscribers through strategic acquisitions, selective system upgrades and extensions of its cable systems. As of December 31, 2003, the total number of basic subscribers served by the Systems was 84,596, and the Company’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 55%.

On March 11 and March 31, 2003, the Company sold the operating assets and franchise rights of its cable systems in and around Port Angeles, Washington and Aiken, South Carolina, respectively, which served approximately 21,850 subscribers. This filing and the accompanying financial statements present the results of operations and the sale of the Aiken and Port Angeles systems as discontinued operations.

The Company has 79 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2022, have been granted by local and county authorities in the areas in which the Systems operate. While the franchises have defined lives based on the agreements with the franchising authorities, renewals are routinely granted, and management expects them to continue to be granted. These franchise agreements are expected to be used by the Company for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises are not material in relation to the carrying value of the franchises. These assumptions and expectations are supported by management’s experience with the Company’s franchising authorities and the franchising authorities of the Company’s affiliates. Franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

THE SYSTEMS

The Company’s Systems are divided into four geographical regions. Unless otherwise indicated, all operating statistical data set forth in the following table and the region-by-region description of the Systems, which follows, is as of December 31, 2003.

							AVERAGE
							MONTHLY
				PERCENT OF			REVENUE
		BASIC		BASIC	PREMIUM		PER	EBITDA
	HOMES	SUBSCRIBERS	BASIC	SUBSCRIBERS	SERVICE	PREMIUM	BASIC	MARGIN
REGION	PASSED(1)	(2)	PENETRATION	(3)	UNITS(4)	PENETRATION	SUBSCRIBER	(5)
So. Carolina/No.
Carolina/Georgia	70,635	40,851	57.8%	48.3%	18,177	44.5%	$50.10	41.0%
Washington	15,175	9,634	63.5%	11.4%	3,824	39.7%	$43.45	33.3%
Texas	47,950	23,602	49.2%	27.9%	9,965	42.2%	$46.42	34.8%
California	19,090	10,509	55.1%	12.4%	5,936	56.5%	$44.91	32.9%

Total Systems	152,850	84,596	55.3%	100.0%	37,902	44.8%	$47.67	37.5%

(1)	Homes passed refers to estimates of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(2)	The number of basic subscribers has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenue for bulk accounts by the full basic service rate for the community in which the account is located.

(3)	Percentage of all basic subscribers based on an aggregate of all Systems.

(4)	Premium service units represent the number of subscriptions to premium channels.

(5)	EBITDA represents a non-GAAP measure and is one of the primary measures used by our management to evaluate performance and to forecast future results. EBITDA margin represents EBITDA as a percentage of revenue. We believe EBITDA is useful to assess performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure is that it excludes depreciation and amortization, which represents the period costs of certain capitalized tangible and intangible assets, and gains and losses recognized on the disposal of assets. It is also not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our definitions of EBITDA may not be identical to similarly titled measures reported by other companies. (See reconciliation of EBITDA to operating income (loss) included in the Results of Operations section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

The South Carolina/North Carolina/Georgia Region. The South Carolina/North Carolina/Georgia Region consists of seven headends serving 40,851 subscribers. Three headends, located in Greenwood and Clemson, South Carolina and Statesboro, Georgia, serve 36,679 subscribers or 89.8% of the total subscribers in the region. The region is currently operated from four primary local offices located in Greenwood and Clemson, South Carolina, Statesboro, Georgia and Highlands, North Carolina.

Clemson, South Carolina. The Clemson area systems serve 12,650 subscribers from two headends. The Clemson system, which is home to Clemson University, is the largest system, serving 12,466 subscribers or approximately 98.5%. Approximately 85% of the Clemson system’s plant has a channel capacity of 450 MHz or better. The Company currently offers digital television service in the Clemson system and began offering high-speed Internet services to certain areas in 2003. Additionally, the Clemson area systems have a strong advertising sales effort, and their principal office and headend sites are owned by the Company.

Greenwood, South Carolina. The Greenwood system serves 16,878 subscribers from three headends, with 15,191 or approximately 90.0% of the systems’ total basic subscribers being served by the largest headend. The Greenwood system has a minimum of 450 MHz channel capacity. Approximately 60% of the systems’ plant has a channel capacity of 550 MHz. Although this system employed fiber optic technology, the Company has constructed an expansion of the fiber optic backbone designed to support 860 MHz capacity. Additionally, a fiber optic backbone interconnect was constructed to the Saluda and Edgefield systems for system upgrades and connection, which was completed during 2003. The Company currently offers digital television service in the Greenwood system and began offering high-speed Internet services to certain areas during 2003. The Greenwood area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, photo film textiles, industrial robotics, gardening seeds and prefabricated homes. The Company owns its office and headend site.

Statesboro, Georgia. The Statesboro system serves 9,022 subscribers from a single headend with approximately 95% of the subscribers served by 450 MHz channel capacity. The Company currently offers digital television service in the Statesboro system and began offering high-speed Internet services to certain areas during 2003. The Statesboro system has a strong advertising sales effort and its office and headend site are owned by the Company. Statesboro is home to Georgia Southern University.

Highlands, North Carolina. The Highlands system serves 2,301 subscribers from a single headend. Approximately 55% of the systems plant has a channel capacity of 330 MHz channel capacity and 45% has a channel capacity of 450 MHz. The system currently utilizes and plans to expand a fiber backbone designed to ultimately support 860 MHz capacity. Highlands is located on a plateau of the Blue Ridge Mountains where Georgia, North Carolina and South Carolina meet. The Highlands area has long been a vacation destination for affluent families from many Southern cities. The area is encircled by 200,000 acres of the End National Forest. One of the main attractions of Highlands is the area’s exclusive golf clubs. The system experiences seasonality in its subscriber base, the area’s low season (winter) and high season (summer) fluctuate by approximately 700 basic subscribers.

The Washington Region. The Washington region consists only of the Moses Lake, Washington system, as the Company’s system serving Port Angeles, Washington was sold during 2003.

Moses Lake, Washington. The Moses Lake area systems serve 9,634 subscribers from three headends. The Moses Lake headend serves 63.4% of the subscribers. Additionally, the Moses Lake headend has a channel capacity of 450 MHz and a fiber optic backbone designed to support a 750 MHz capacity. The Company currently offers digital television service throughout the Moses Lake system and offers high-speed Internet services to certain areas. The office, three headend sites and a microwave site are owned by the Company. The three headends are interconnected via microwave for the delivery of certain off-air broadcast signals imported from the Seattle and Spokane, Washington markets. Each system maintains a separate headend facility for reception and distribution of satellite signals. The Othello system currently has a channel capacity of 450 MHz and a majority of the Ephrata system has a channel capacity minimum of 400 MHz .

The Texas Region. The Texas Region is characterized by smaller systems, with 17 headends serving 23,602 subscribers. Eight headends currently serve 84.6% of the subscribers. Additionally, the Company’s management structure allows it to achieve operating efficiencies, as only five local offices are required to service the region.

Stephenville, Texas. The Stephenville area systems serve 5,043 subscribers from a cluster of four headends. Stephenville is home to Tarleton State College, an affiliate of Texas A&M University. All of the subscribers are currently served by plant with 450 MHz or better channel capacity. The Company currently offers digital television service in the Stephenville system. The office and three of the headend sites are owned by the Company.

Mexia, Texas. The Mexia area systems serve 10,218 subscribers from a cluster of nine headends, with the two largest headends, Mexia and Crockett, serving 54.7% of the subscribers. Approximately 80% of the systems’ plant has a channel capacity of 400 MHz, with the Mexia headend utilizing a fiber optic backbone. The Company offers digital television service in the Mexia. The Mexia area has a diversified economy with Nucor Steel, Inc. as a major employer.

Marble Falls, Texas. The Marble Falls area systems serve 7,112 subscribers from a cluster of three headends. Approximately 82.2% of the subscribers in the area are served from a single headend. The combination office and headend site in Marble Falls is owned by the Company. Over the next two to three years the remaining systems in the Marble Falls area are scheduled to be upgraded to 400 MHz or 550 MHz capacity. The Company currently offers digital television service in the Marble Falls system and began offering high-speed Internet services to certain areas during 2003. The Marble Falls region is a popular outdoor recreation and retirement area for families from nearby Austin and San Antonio.

Navasota, Texas. The remaining headend in the Texas region, located in the Navasota, serves 1,229 subscribers, with all of the subscribers served by plant with 400 MHz capacity or better.

The California Region. The California Region serves 10,509 subscribers from seven headends, which are operated from three offices located in Yreka, Oakhurst and Mount Shasta, California. Three headends serve 9,365 subscribers or 89.1% of the total subscribers in the region.

Oakhurst, California. Oakhurst, California area is one of the entrances to Yosemite National Park. The Oakhurst area systems serve 3,533 subscribers from a cluster of five headends. The Oakhurst headend serves 67.6% of the subscribers in the area. Approximately 75% of the system’s plant has a channel capacity of at least 400 MHz The Company currently offers digital television service in the Oakhurst system.

Yreka, California. The Yreka, California system, located near Mt. Shasta National Park, serves 2,946 subscribers from a single headend. Yreka is the county seat of Siskiyou County. The Yreka system currently has a minimum plant capacity of 400 MHz. The Company currently offers digital television service in the Yreka system and began offering high-speed Internet services to certain areas in 2004. The Yreka office and headend sites are owned by the Company.

Mount Shasta, California. The Mount Shasta, California system, serves 4,030 subscribers from a primary headend and is located in close proximity to the Company’s Yreka system. The system sits at the base of 14,162 foot Mt. Shasta, which attracts tourists year round with skiing, hiking and golf courses nearby. The communities of Mount Shasta, Dunsmuir and Weed are connected by fiber optic backbone and the community of McCloud is connected via AML microwave. Portions of the system serving approximately 85% of the subscribers are currently at 330 MHz capacity with the remaining 15% at 550 MHz. The completion of an upgrade to 550 MHz is planned. The Company currently offers digital television service in the Mount Shasta system and began offering high-speed Internet services during 2003. The Mount Shasta area has a strong economic base. Forestry, forest services and tourism are the major industries.

As of December 31, 2003, the Company had approximately 138 full-time employees and nine part-time employees. Eleven of the Company’s employees at its Moses Lake, Washington system are represented by a labor union. The Company considers its relations with its employees to be good.

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

COMPETITION

Cable television systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems, and most recently, a new category of wireless service recently authorized by the FCC known as Multichannel Video Distribution and Data Service, or MVDDS. Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, DVDs, Internet data delivery, Internet video delivery and telecommunications companies. The following provides a summary description of these sources of competition.

Broadcast Television

Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an “off-air” antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC will provide incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

Overbuilds

Cable television franchises are not exclusive. More than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Generally, an overbuilder is required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself and no franchise is required. An overbuilder would obtain programming contracts from entertainment programmers and, in most cases, would build a complete cable system such as headends, trunk lines and drops to individual subscribers’ homes throughout the franchise areas.

Companies with considerable resources have entered the business. These companies include public utilities to whose poles the Company’s cables are attached. Federal law allows telephone companies to provide a wide variety of services that are competitive with the Company’s services, including video and Internet services within and outside their telephone service areas. Several telephone companies have begun seeking cable television franchises from local governmental authorities and are constructing cable television systems. The Company cannot predict at this time the extent of the competition that will emerge in areas served by the Company’s cable television systems. The entry of telephone companies, public and private utilities and local governments as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Company’s systems.

Direct Broadcast Satellite Service

High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Federal legislation has reduced this competitive disadvantage, and has reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS’s market share over recent years. The impact of DBS services on the Company’s market share within its service areas cannot be precisely determined but is estimated to have taken away a significant number of subscribers. Satellite carriers are attempting to expand their service offerings to include, among other things, high-speed Internet services and are entering joint marketing arrangements with local telecommunications providers.

Satellite Master Antenna Television

Additional competition is provided by private cable television systems, known as satellite master antenna television (“SMATV”), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, although some states have enacted laws to provide cable system access to these facilities. Operators of private cable, which do not cross public rights of way, are largely free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments.

Mulitchannel Multipoint Distribution Service Systems

Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service systems (“MMDSS”) commonly called wireless cable, which are licensed to serve specific areas. MMDSS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. This industry is less capital intensive than the cable television industry, and it is therefore more practical to construct systems using this technology in areas of lower subscriber penetration.

High-Speed Internet Services

Some of our cable systems are currently offering high-speed Internet services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers (“ISPs”) and telecommunications companies. The deployment of digital subscriber line (“DSL”) technology allows Internet access over telephone lines and transmission rates far in excess of conventional modems. Many local telephone companies are seeking to provide Internet services without regard to their present service boundaries. Further, the FCC has recently reduced the regulatory burden on local telephone companies by, for example, reducing their obligation to provide Internet on a wholesale basis to competitors.

A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Company has not entered into any such “access” arrangement. However, we cannot provide an assurance, that regulatory authorities will not impose “open access” or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

REGULATION AND LEGISLATION

Summary

The following summary addresses key regulatory issues and legislation affecting the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals, which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time. Further, our high-speed Internet service, while not currently regulated, may be subject to regulation in the future.

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

The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Communications Act of 1934, Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), and the 1996 Telecommunications Act (the “1996 Telecom Act”, and, collectively, the “Cable Act”) are the primary legislation providing for cable regulation and collectively establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (“FCC”) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Company cannot predict the impact of future developments on the cable television industry. Future regulatory and legislative changes could adversely affect the Company’s operations. Among the more substantial areas regarding our business are the following:

Cable Rate Regulation

The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that prior regime, all cable systems were subject to rate regulation, unless they face “effective competition” in their local franchise area. Federal law now defines “effective competition” on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of non-“basic” and non-“premium”, programming services. The 1996 Telecom Act, however, provided special rate relief for small cable operators offering cable programming service tiers. The elimination of cable programming service tier regulation afforded the Company substantially greater pricing flexibility.

Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities (“LFAs”), are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates, although they may do so in the future. Under the FCC’s rate rules, premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming products.

In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate regulations applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate regulations allow for a simplified cost-of-service showing. Almost all of the Company’s systems are eligible for these simplified cost-of-service rules.

As of December 31, 2003, several LFAs governing certain of the Company’s systems have properly certified to regulate basic tier rates. However, in accordance with certain notice requirements under the 1992 Cable Act, other communities may certify and regulate rates. It is, therefore, possible that additional localities served by the systems may choose to certify and regulate rates in the future. Certain legislators, however, have called for new rate regulations. Should this occur, all rate deregulation, including that applicable to small operators like the Company, could be jeopardized.

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

The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC has adopted rules, upheld by the courts, that regulate the rates and terms under which utilities must grant access to their poles. (These regulations do not control the rates and terms under which electrical cooperatives may decide to grant cable operators access to their poles.) The utilities have a history of aggressively litigating the various aspects of the FCC’s pole attachment rulemakings, and despite recent favorable court decisions, we expect the utilities to continue to raise additional issues regarding pole attachments. An adverse decision regarding pole rates or terms of our agreements could potentially increase our pole attachment costs.

High-Speed Internet Service

Since its introduction, some local governments and various Company competitors have sought to impose regulatory requirements on certain aspects of ISP services. Thus, a few local governments have sought to impose regulation on cable provision of Internet services, and in each case, the court has invalidated each such regulation. Similarly, the FCC has refused to classify high-speed cable data services as a “telecommunications service”, but rather has classified it as an “interstate information service.” As such, high-speed cable services are currently free from local regulation. Despite the FCC rulings, several localities have sought judicial review of the FCC’s decision. In addition, the FCC may always consider whether to impose any regulatory requirements, whether LFAs should be able to impose any fees or other regulations, such as customer service standards. Further, several LFAs have sued other cable operators seeking payment of franchise fees on cable Internet services. Currently, the FCC has ruled that such fees are not allowable. The matter has been addressed by at least one appellate court which has similarly ruled that Internet services are not subject to LFAs franchise fees.

Some local franchising authorities have unsuccessfully tried to impose mandatory Internet access or “open access” requirements as part of cable franchise renewals or transfers. In AT&T Corp v. City of Portland, No. 99-35609 (9th Cir., June 22, 2000), the federal Court of Appeals for the Ninth Circuit ruled that an LFA may not impose “open access” requirements as a condition of transfer of the franchise. The court held that Internet services were not “cable services” subject to local regulations, but that Internet services had characteristics of both “information services” and “telecommunications services.” The potential regulatory state and federal implications of this rationale are unclear, given the various regulatory requirements for the provision of telecommunications services. In addition to the Ninth Circuit ruling, there have been several other court rulings that have rejected local imposition of “open access” conditions on cable-provided Internet access relying on various other grounds, for example, a cable company’s free speech rights under the First Amendment. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could burden the capacity of cable systems and complicate any plans the Company may have to develop for providing Internet service.

Telephone Entry Into Cable Television

The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers, including the regional telephone companies, can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers currently are providing video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities, the use of wireless transmission, and through the resale of bundled packages that include satellite video services.

Electric Utility Entry Into Telecommunications/Cable Television

The 1996 Telecomm Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities, which could include the provision of video programming.

Additional Ownership Restrictions

The 1996 Telecomm Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television and multichannel multipoint distribution service facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate satellite master antenna television systems within their franchise area, provided that their operation is consistent with local cable franchise requirements.

Must Carry/Retransmission Consent

The 1992 Cable Act contains broadcast signal carriage requirements that require cable operators to carry most commercial and non-commercial broadcast stations without compensation to the cable operator. Once every three years, local commercial television broadcast stations may elect between “must carry” status or “retransmission consent” status. Under the latter, local broadcast stations may negotiate the terms of carriage, which may include the payment of fees or require the carriage of other programming content. As broadcasters transition from analog to digital transmission technologies, the FCC is considering whether to require cable companies to simultaneously carry both analog and digital signals of a single broadcaster, and once digital carriage is required of broadcasters, whether cable companies may be required to carry multiple digital program streams that each broadcaster may have the capability to transmit (commonly referred to as “Digital Must Carry”). If the FCC requires Digital Must Carry, the Company will have less freedom to allocate the usable spectrum of the cable plant, which in turn, would diminish our ability to provide those services to our subscribers that we believe they would be most likely to purchase, such as advanced video services, Internet services and, perhaps, telecommunications services. As a result, Digital Must Carry could diminish our ability to attract and retain subscribers. It is not possible to predict whether the FCC will require Digital Must Carry. To date, the Company has been able to reach mutually acceptable arrangements with all of the broadcasters who elected retransmission consent.

Access Channels

Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. While, in the Company’s experience to date, requests for commercial leased access carriages have been relatively limited, it is always possible that demand could increase or the revisions could be made to the above requirements that would place further burdens on the channel capacity of our cable systems.

Access to Programming

To spur the development of independent cable programmers and competition to incumbent cable operators, the Act precludes cable operators, satellite services in which they have an attributable interest, and satellite broadcast programming vendors from hindering the distribution of satellite delivered programming by any multi-channel video program distributor. This prohibition prevents satellite delivered programming vendors from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multi-channel video distributors. These rules do not apply to cable programmers who are not affiliated with cable operators or programmers who deliver their service by terrestrial means (rather than by satellite). Recent mergers and acquisitions in the industry may make vertical integration of cable operators and programming more difficult in the future. At this time, it is not possible to predict what facts or circumstances may impact the Company’s ability to have continued access to the programming it currently carries or that might become available in the future.

Multiple Dwelling Unit Inside Wiring; Subscriber Access; Satellite Dish Installations

The FCC has established rules that regulate how an incumbent cable operator, upon expiration of a multiple dwelling unit’s (“MDU”) service contract, sells, abandons, or removes “home run” wiring that was installed by the cable operator in a MDU building. While these inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible, the FCC has also declined to prohibit exclusive or to cap perpetual arrangement held by incumbent cable operators with MDU owners. However, in certain states, local access laws prohibit exclusive arrangements with MDUs. Further, with limited exceptions, existing federal and FCC regulation prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners’ association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas satellite dishes on property within the exclusive control of a tenant or property owner.

Other Regulations of the Federal Communications Commission

In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as the following: equal employment opportunity, set top box regulations, subscriber privacy, programming practices, including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children’s programming advertisements, closed captioning, registration of cable systems and facilities licensing, maintenance of various records and public inspection files, aeronautical frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment compatibility, and emergency alert systems.

Enforcement

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

In addition, cable operators distribute locally originated programming and advertising that use music controlled by one of the three principal music performing rights organizations: the American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI), and SESAC, Inc., originally known as the Society of European Stage Authors and Composers. The cable industry has had a long series of negotiations and adjudications with these organizations, and we cannot predict with certainty whether license fee disputes may arise in the future.

State and Local Franchise Regulation

Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise may contain provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, local franchising authorities cannot demand franchise fees exceeding 5% of the system’s gross revenues derived from cable television services, cannot dictate the particular technology used by the system, cannot specify video programming other than identifying broad categories of programming and cannot require cable operators to provide any telecommunications service or facilities, (other than institutional networks under certain circumstances), as a condition of an initial cable franchise grant, franchise renewal, or franchise transfer.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most of the Company’s franchises have been renewed and transfer consents granted.

ITEM 2. PROPERTIES

The Company’s cable television systems are located in and around Stephenville, Marble Falls, Mexia and Navasota, Texas; Moses Lake, Washington; Clemson and Greenwood, South Carolina; Highlands, North Carolina; Statesboro, Georgia; and Yreka, Mount Shasta and Oakhurst, California.

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). The Port Angeles System was sold at a price of approximately $11,375,000 of which the Company received approximately $10,800,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. This amount is included in the system sale receivable line item on the accompanying balance sheet. In March of 2004, the Company received notice from the buyer of the Port Angeles system of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated at this time and intends to vigorously contest such claims. However, approximately $435,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The remaining escrow proceeds in excess of the claims were released to the Company in March of 2004. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility.

On March 31, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Aiken, South Carolina (the “Aiken System”). The Aiken System was sold at a price of approximately $46,300,000 of which the Company received approximately $42,600,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $3,700,000 is being held in escrow and will be released to the Company one year from the closing of the transaction, subject to general representations and warranties. This amount is included in the system sale receivable line item on the accompanying balance sheet. Historically, the Company has entered into similarly structured transactions, and collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility.

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

(b) The Company has one common equity holder as of December 31, 2003.

(c) During 2003, the Company did not pay cash dividends and has no intentions of paying cash dividends in the foreseeable future, due to restrictions in its loan agreements.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	For the years ended December 31,
	2003	2002 (1)	2001	2000	1999
SUMMARY OF OPERATIONS:
Revenue	$49,630,146	$48,784,362	$50,039,588	$48,452,897	$46,746,486
Operating income	9,665,640	11,804,492	17,803,587	5,110,991	5,478,602
(Loss) income from continuing operations	(1,965,428)	1,892,299	1,937,116	(13,392,013)	(10,790,729)
Income (loss) from discontinued operations (2)	30,742,979	(423,649)	(3,801,834)	(876,430)	(985,552)

Net income (loss)	28,777,551	1,468,650	(1,864,718)	(14,268,443)	(11,776,281)

(1)	As of December 31, 2001, the Company discontinued amortization of its franchise agreements and goodwill in accordance with SFAS No. 142. Amortization of these items attributable to continuing operations was $8,128,664 for the year ended December 31, 2001.

(2)	On March 11 and March 31, 2003, the Company sold the operating assets and franchise rights of its cable systems in and around Port Angeles, Washington and Aiken, South Carolina, respectively. The results of operations and the sale of these systems are presented as discontinued operations in this filing and the accompanying financial statements.

	As of December 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Total assets	$96,648,818	$121,181,353	$125,926,194	$135,997,674	$141,985,167
Notes payable	116,000,000	168,031,182	171,031,182	182,540,000	175,090,000
Total liabilities	123,492,932	176,803,018	182,748,509	192,022,121	183,741,171
Shareholder’s deficit	(26,844,114)	(55,621,665)	(56,822,315)	(56,024,447)	(41,756,004)

	For the quarters ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002
Revenue	$12,387,748	$12,376,798	$12,459,845	$12,405,755	$12,122,784	$12,183,899	$12,344,368	$12,133,311
Operating income	2,203,778	2,235,842	2,597,093	2,628,927	3,020,678	2,709,193	2,998,846	3,075,875
(Loss) income from continuing operations	(871,160)	(641,760)	(277,458)	(175,050)	212,582	354,879	410,201	914,637
(Loss) income from discontinued operations	(299,384)	—	—	31,042,363	188,300	(45,960)	(140,640)	(425,349)

Net (loss) income	(1,170,544)	(641,760)	(277,458)	30,867,313	400,882	308,919	269,561	489,288

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2003 and 2002

Basic subscribers attributable to continuing operations decreased 1,831 or 2.1%, from 86,427 as of December 31, 2002 to 84,596 as of December 31, 2003. Revenues attributable to continuing operations increased $800,000 or 1.6%, from $48.8 million to $49.6 million in 2003. Average monthly revenue attributable to continuing operations per basic subscriber increased $1.89 or 4.1%, from $45.78 to $47.67 for the year ended December 31, 2003. This increase is attributable to rate increases implemented in a majority of the Company’s systems during the year and increased penetration of new product tiers, specifically, high-speed Internet services.

Cable system operations expense attributable to continuing operations, which includes costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $700,000 or 3.8%, from $18.5 million to $19.2 million for the year ended December 31, 2003. Operating expenses as a percentage of revenues increased from 37.9% to 38.7% for the year ended December 31, 2003. Such increase is primarily attributable to annual wage and benefit increases and higher programming costs resulting from rate increases by certain programming vendors and the launch of new services in various systems.

General and administrative expenses attributable to continuing operations, which include on-site office and customer service personnel costs, increased approximately $2.3 million or 32.9% from $7.0 million to $9.3 million for the year ended December 31, 2003. This increase is primarily attributable to increases in corporate overhead allocations by the Company’s Parent. These corporate overhead allocations had been reduced in prior periods, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s Parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges. This increase is also attributable to increased salary and benefit costs, bad debt expense and marketing costs.

Management fees from continuing operations increased from $2.4 million to $2.5 million for the year ended December 31, 2003. Such increase was directly attributable to the revenue increases discussed above. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expense attributable to continuing operations increased approximately 1.1%, from $8.8 million to $8.9 million in 2003. The increase is attributable to depreciation of recent purchases related to the upgrade and of plant and equipment, offset by certain assets becoming fully depreciated or amortized.

Interest expense and amortization of loan fees attributable to continuing operations increased approximately $1.3 million or 13.1%, from $9.9 million to $11.2 million for the year ended December 31, 2003. This increase is primarily attributable to a $2.1 million unrealized gain recognized on the Company’s interest rate swap agreements in 2002. This amount is included in the interest expense and amortization of loan fees line item in the accompanying financial statements. This is offset by a $650,000 reduction in interest expense allocated to continuing operations. The decreased interest expense is attributable to lower average outstanding indebtedness due to principal payments made during the third quarter of 2003, and lower interest rates applicable to the Company’s Senior Credit Facility during 2003 compared to 2002.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Company’s Senior Credit Facility and approximately $51.8 million in principal payments, which were applied to the Senior Credit Facility as a result of the sale of the Aiken and Port Angeles systems.

2002 and 2001

Basic subscribers attributable to continuing operations decreased 5,006 or 5.5%, from 91,433 as of December 31, 2001 to 86,427 as of December 31, 2002.

Revenues earned from continuing operations decreased $1.2 million or 2.4%, from $50.0 million to $48.8 million in 2002. Average monthly revenue earned from continuing operations per basic subscriber increased $3.05 or 7.1%, from $42.73 to $45.78 for the year ended December 31, 2002. On a pro forma basis, adjusting for the acquisition of the Highlands, NC System and the disposition of the Bainbridge, WA system during 2001, system revenues would have increased $1.2 million or 2.5%, from $47.6 million to $48.8 million and revenue earned from continuing operations per average basic subscriber would have increased $3.46 or 8.2%, from $42.32 to $45.78. Such increases were attributable to rate increases implemented in a majority of the Company’s systems during the year, revenue from the increased penetration of new product tiers, and an increase in advertising revenue in 2002 compared to 2001.

Cable system operations expense attributable to continuing operations increased approximately $600,000 or 3.4%, from $17.9 million to $18.5 million for the year ended December 31, 2002. These operating expenses as a percentage of revenues increased from 35.8% to 37.9% for the year ended December 31, 2002. On a pro forma basis, adjusting for the acquisition of the Highlands, NC System and the disposition of the Bainbridge, WA system during 2001, operating expenses attributable to continuing operations would have increased $1.5 million or 8.8%, from $17.0 million to $18.5 million and operating expenses as a percentage of revenue would have increased from 35.6% to 37.9%. Such increase is primarily attributable to annual wage and benefit increases, higher programming costs resulting from rate increases by certain programming vendors and the launch of new programming services in various systems.

General and administrative expenses attributable to continuing operations decreased approximately $900,000 or 11.4%, from $7.9 million to $7.0 million for the year ended December 31, 2002. On a pro forma basis, adjusting for the acquisition of the Highlands, NC System and the disposition of the Bainbridge, WA system during 2001, general and administrative expenses would have decreased $500,000 or 6.7%, from $7.5 million to $7.0 million. This decrease is primarily attributable to decrease in corporate overhead allocations by the Company’s Parent during 2002 compared to 2001. These corporate overhead allocations were reduced during 2002 as compared to 2001, as allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s Parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for reductions in corporate overhead charges.

Management fees are calculated at 5.0% of gross revenues. Management fees attributable to continuing operations decreased $100,000 or 4.0%, from $2.5 million to $2.4 million for the year ended December 31, 2002. On a pro forma basis, adjusting for the acquisition of the Highlands, NC System and the disposition of the Bainbridge, WA during 2001, management fees from continuing operations would have increased slightly, which is attributable to the revenue increases discussed above.

Depreciation and amortization expense attributable to continuing operations decreased $7.9 million or 47.3% from $16.7 million to $8.8 million in 2002. The decrease is primarily attributable to the Company’s implementation of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2001, the Company discontinued amortizing its franchise agreements and goodwill, resulting in a decrease of approximately $8.1 million in amortization expense attributable to continuing operations for the year ended December 31, 2002. This is offset by depreciation and amortization of plant, equipment, and other intangible assets acquired during 2002.

Interest expense and amortization of loan fees allocated to continuing operations decreased $5.9 million or 37.3% from $15.8 million to $9.9 million for the year ended December 31, 2002. This decrease is attributable to the Company’s implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which resulted in the recognition of an unrealized loss of $2.2 million related to the Company’s interest rate swap agreements in 2001. The Company subsequently recognized an unrealized gain of $2.1 million in 2002, also related to the Company’s interest rate swap agreements. These amounts are included in the interest expense and amortization of loan fees line item in the accompanying financial statements. In addition, interest expense attributable the Company’s Senior Credit Facility and allocated to continuing operations decreased $1.6 million or 55.2% from $2.9 million to $1.3 million for the year ended December 31, 2002, due to the fact that proceeds from the sale of the Bainbridge, WA system were applied to the Facility in December of 2001.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Company’s Senior Credit Facility and approximately $51.8 million in principal payments, which were applied to the Senior Credit Facility as a result of the sale of the Aiken and Port Angeles systems.

EBITDA

EBITDA from continuing operations decreased approximately $2.2 million or 10.6%, from $20.8 million to $18.6 million for the year ended December 31, 2003, and EBITDA margin decreased from 42.7% to 37.5% for the year ended December 31, 2003. The aforementioned increases in revenues were offset by increased cable system operations and general and administrative expenses resulting from rate increases by certain programming vendors and increased corporate overhead allocations from the Company’s Parent, discussed above.

EBITDA from continuing operations decreased approximately $900,000 or 4.1%, from $21.7 million to $20.8 million for the year ended December 31, 2002, and EBITDA margin decreased from 43.4% to 42.7% for the year ended December 31, 2003. On a pro forma basis adjusting for the acquisition of the Highlands, NC System and the disposition of the Bainbridge, WA during 2001, EBITDA would have remained relatively constant at $20.8 million for the years ended December 31, 2002 and 2001, and EBITDA margin would have decreased from 43.6% to 42.7% in 2002. EBITDA. The aforementioned increases in revenues were offset by increased operating expenses resulting from rate increases by certain programming vendors, as discussed above.

EBITDA represents a non-GAAP measure and is one of the primary measures used by our management to evaluate performance and to forecast future results. EBITDA margin represents EBITDA as a percentage of revenue. We believe EBITDA is useful to assess performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure is that it excludes depreciation and amortization, which represents the period costs of certain capitalized tangible and intangible assets, and gains and losses recognized on the disposal of assets. It is also not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our definitions of EBITDA may not be identical to similarly titled measures reported by other companies. The following represents a reconciliation of EBITDA to operating income (loss), which is the most directly comparable GAAP measure:

	Year Ended December 31,
	2003	2002	2001
EBITDA	$18,616,212	$20,812,151	$21,710,325
Depreciation and amortization expense	(8,949,926)	(8,778,383)	(16,666,067)
(Loss) gain on disposal of assets	(646)	(229,276)	12,759,329

Operating income	9,665,640	11,804,492	17,803,587
Interest expense and amortization of loan fees	(11,218,849)	(9,935,420)	(15,811,688)
Loss on extinguishment of debt	(257,391)	—	—
Other, net	29,469	33,800	(51,591)

(Loss) income from continuing operations before income tax expense	(1,781,131)	1,902,872	1,940,308
Income tax expense	(184,297)	(10,573)	(3,192)

(Loss) income from continuing operations	$(1,965,428)	$1,892,299	$1,937,116

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion, improvement and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy, which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, proceeds from system sales and borrowings under the Company’s credit facilities. For the years ended December 31, 2003, 2002 and 2001, the Company’s net cash provided from operations was $6.4 million, $9.1 million and $10.1 million, respectively, all of which were sufficient to meet the Company’s debt service obligations and capital expenditure requirements for the respective periods, excluding acquisitions. Acquisitions of cable television systems during these periods primarily were financed through bank borrowings. Based on amounts outstanding as of December 31, 2003, the Company’s debt service obligations for the years ended December 31, 2004 and 2005 are expected to be approximately $2.8 million and $3.4 million, respectively. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

2003

Net cash provided by operating activities was $6.4 million for the year ended December 31, 2003. Adjustments to the $28.7 million net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain on disposal of assets of $31.4 million related primarily to the sale of the Aiken and Port Angeles systems and changes in other operating assets and liabilities of $1.1 million, off-set by deprecation and amortization of $9.4 million, amortization of loan fees of $500,000 and a loss on extinguishment of debt of $300,000.

Net cash provided by investing activities was $46.4 million for the year ended December 31, 2003, and consisted primarily of $53.4 million of proceeds from the sale of the Aiken and Port Angeles systems, offset by capital expenditures of $7.0 million.

Net cash used in financing activities was $52.4 million for the year ended December 31, 2003, and consisted primarily of $68.0 million in principal payments on notes payable and payment of additional loan fees of $300,000, offset by borrowings of $16.0 million under the Company’s Amended and Restated Senior Credit Facility.

Senior Subordinated Notes

In November 1997, the Company issued $100 million of 10 -1/4% senior subordinated notes due November 15, 2007. Proceeds from the offering were utilized to pay transaction costs and reduce amounts outstanding under the Company’s Senior Credit Facility by $95 million. The indenture pursuant to which the notes were issued will, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) make certain restricted payments as defined in the indenture; (iii) grant liens on assets; (iv) merge, consolidate or transfer substantially all of their assets; (v) enter into transactions with certain related parties; (vi) make certain payments affecting subsidiaries; (vii) sell assets; and (viii) issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants, which require the maintenance of certain ratios, including a debt to annualized operating cash flow ratio of 6.50 to 1. As of December 31, 2003, the Company was in compliance with the terms of the Notes.

Revised Senior Credit Facility

On November 13, 2003, the Company amended and restated its existing senior credit facility (the “Amended and Restated Senior Credit Facility”). The amendment and restatement resulted in the elimination of the lending syndicate and assumption of the credit facility by one of the syndicate members. Accordingly, the Company wrote off remaining deferred loan fee costs, which resulted in a loss on extinguishment of debt of approximately $300,000. The Company also capitalized loan fees of approximately $300,000, which were paid to the lender in connection with the transaction. The Amended and Restated Senior Credit Facility establishes a term loan in the amount of $15,000,000 and a $2,000,000 revolving credit loan, under which the Company borrowed $1,000,000 upon amendment and restatement. The proceeds from the Amended and Restated Senior Credit Facility were used to repay the Company’s existing senior credit facility, to provide working capital and for other general purposes. The Amended and Restated Senior Credit Facility matures on December 31, 2006 and requires the Company to make quarterly principal payments beginning March 31, 2004. Annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments
2004	$2,800,000
2005	3,400,000
2006	9,800,000

Total	$16,000,000

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00. As of December 31, 2003, the Company was in compliance with the covenants required by the Refinanced Credit Facility.

As of the date of this filling, the Amended and Restated Senior Credit Facility had an outstanding balance of $16.0 million and applicable interest rates are as follows: $12.0 million at a LIBOR based interest rate of $4.88%, $3.0 million at a LIBOR based interest rate of 4.86% and $1.0 million at a LIBOR based interest rate of 4.85%. These interest rates expire in May, March and March of 2004 respectively, at which time new rates will be established.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Company has capital requirements for (i) annual maturities related to the notes payable and (ii) required minimum operating lease payments. The following table summarizes the Company’s contractual obligations as of December 31, 2003 and the anticipated effect of these obligations on its liquidity in future years:

		Payments Due By Period
		Less than 1	1 - 3	3 - 5	More than 5
	Total	year	years	years	years
Notes payable principal payments	$116,000,000	$2,800,000	$113,200,000	$—	$—
Minimum operating lease payments	304,121	98,802	159,807	45,512	—

Total	$116,304,121	$2,898,802	$113,359,807	$45,512	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Company also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as, generally, pole rentals are cancelable on short notice. The Company does, however, anticipate that such rentals will recur.

Capital Expenditures

For the year ended December 31, 2003, the Company had capital expenditures of approximately $7.0 million. Capital expenditures included: (i) expansion and improvements of cable properties including the launch of high-speed Internet services; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; and (v) vehicle replacements.

The Company plans to invest approximately $7.0 million in capital expenditures for 2004. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, continued deployment of high-speed Internet services, extensions of distribution facilities to add new subscribers and vehicle replacements. It is expected that cash flow from operations, including receipt of the system sale receivables, will be sufficient to fund planned capital expenditures.

SYSTEM SALE

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). The Port Angeles System was sold at a price of approximately $11,375,000 of which the Company received approximately $10,800,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. This amount is included in the system sale receivable line item on the accompanying balance sheet. In March of 2004, the Company received notice from the buyer of the Port Angeles system of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated at this time and intends to vigorously contest such claims. However, approximately $435,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The remaining escrow proceeds in excess of the claims were released to the Company in March of 2004.

On March 31, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Aiken, South Carolina (the “Aiken System”). The Aiken System was sold at a price of approximately $46,300,000 of which the Company received approximately $42,600,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $3,700,000 is being held in escrow and will be released to the Company one year from the closing of the transaction, subject to general representations and warranties. This amount is included in the system sale receivable line item on the accompanying balance sheet. Historically, the Company has entered into similarly structured transactions, and collected the amount held in escrow.

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

Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Company cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill, which is related to two profit centers remaining in continuing operations, ceased on December 31, 2001. The Company determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of goodwill and franchise agreements ceased on December 31, 2001. The Company tested goodwill for impairment during the fourth quarter of 2003 and 2002 and determined that the fair value of the reporting units, for which goodwill is a component, exceeded the carrying value of the respective reporting units. The Company also tested intangible assets determined to have indefinite lives for impairment during the fourth quarter of 2003 and 2002 and determined that the fair value of the assets exceeded their carrying value. The Company will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised FASB interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ending March 31, 2004. The adoption of FIN 46R did not have an impact on the Company’s December 31, 2003 financial statements. Further, management does not anticipate that the adoption in 2004 as it relates to non-special purpose entities will have an impact on the Company’s financial statements.

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. Under the scope of this pronouncement, the Company has asset retirement obligations associated with the removal of equipment from poles and headend sites that are leased from third parties. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 had no effect on the Company’s historical financial statements; however, it did impact the classification of the loss on extinguishment of debt recorded in 2003.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34, was issued. This interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 31, 2002. Application of this Interpretation had no effect on the Company’s financial statements.

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

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are allocated to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, reduced the amount of costs allocated to the Company, to the extent the allocated costs would result in noncompliance with debt covenants. Management believes that the combination of management fees and allocated costs shown in the accompanying consolidated statements of operations exceed direct costs for all periods presented. The Company reflected $1,593,183, $221,834 and $811,407 of expenses attributable to continuing operations on the accompanying statements of operations for these services for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative, and programming expenses. The Company paid $191,727, $220,040 and $145,279, net, attributable to continuing operations under the terms of these agreements during 2003, 2002, and 2001, respectively.

Certain Business Relationships

John E. Iverson, a Director and Assistant Secretary of the Company, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Company and its affiliates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s Revised Senior Credit Facility. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Company’s variable rate obligations would be approximately $160,000.

The Company does not use financial instruments for trading or other speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company for the years ended December 31, 2003, 2002 and 2001 are included as a part of this filing (see Item 15 (a) below).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountant

The Company dismissed Arthur Andersen LLP as its independent auditor on July 10, 2002. The decision to dismiss Arthur Andersen was approved by the Board of Directors.

During 2001 and through July 10, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on the Company’s financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Arthur Andersen’s reports on the financial statements of the Company for 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

The Company requested that Arthur Andersen provide a currently dated letter confirming its agreement with the above statements. Arthur Andersen informed the Company that, because of Arthur Andersen’s current situation, it is unable to provide such letter.

New Independent Accountant

On July 10, 2002, the Company engaged KPMG LLP as the firm of independent auditors to audit the Company’s financial statements for the fiscal year ending December 31, 2002. The decision to engage KPMG was approved by the Board of Directors. During the period from January 2000 to April 1, 2002, The Company did not consult KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, that was an important factor the Company considered in reaching a decision on an accounting, auditing, or financial reporting issue, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of either a disagreement

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and President (Principal Financial and Accounting Officer) have evaluated these disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K and have determined that such disclosure controls and procedures are effective.

There has been no change in the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
John S. Whetzell	62	Director, Chairman of the Board and Chief Executive Officer
Richard I. Clark	46	Director, Executive Vice President, Treasurer and Assistant Secretary
Gary S. Jones	46	President
Richard J. Dyste	58	Senior Vice President, Technical Services
R. Gregory Ferrer	48	Vice President and Assistant Treasurer
H. Lee Johnson	60	Divisional Vice President
John E. Iverson	67	Director and Secretary
Matthew J. Cryan	39	Vice President, Budgets and Planning
Rick J. McElwee	42	Vice President, Controller

JOHN S. WHETZELL (AGE 62.). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 29 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

JOHN E. IVERSON (AGE 67). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 41 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

RICHARD I. CLARK (AGE 46). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 25 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

GARY S. JONES (AGE 46). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

RICHARD J. DYSTE (AGE 58). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

H. LEE JOHNSON (AGE 60). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 34 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

     R. GREGORY FERRER (AGE 48). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

MATTHEW J. CRYAN (AGE 39). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

     RICK J. MCELWEE (AGE 42). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

Audit Committee and Financial Expert.

The NCTV board of directors consists of three individuals, whom also serve on the NTC board of directors. Together, the NTC and the NCTV boards of directors serve as the oversight body for the Company. The NCTV and NTC boards do not have an audit committee; instead, all members perform the function of an audit committee. The NCTV and NTC boards of directors also do not have a “financial expert” as defined in applicable SEC rules, as it believes that the background and financial sophistication of its members are sufficient to fulfill the duties of such “financial expert”.

Code of Ethics

The Company does not currently have a code of ethics. The Company has only 149 employees and the NTC executives, together with the NTC and NCTV boards manage all oversight functions. With so few employees, none of which have executive oversight responsibilities, the Company does not believe that developing and adopting a code of ethics is necessary. NTC also does not have a code of ethics; but will consider whether adopting a code of ethics is appropriate during the current fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2003 is as follows:

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

	NUMBER OF	PERCENTAGE OF
	SHARES BENEFICIALLY	SHARES BENEFICIALLY
BENEFICIAL OWNER	OWNED	OWNED
John S. Whetzell	1,154,200	25.58%
Adele P. Butler	530,000	11.75%
Pamela B. McCabe	510,144	11.30%
Robert M. Arnold	384,000	8.50%
Richard I. Clark	317,000	7.02%
Robert A. Mandich	278,400	6.17%
Gary S. Jones	60,818	1.35%
John E. Iverson	50,000	1.11%
Richard J. Dyste	32,714	*
H. Lee Johnson	25,455	*
R. Gregory Ferrer	12,688	*
Matthew J. Cryan	6,998	*
Rick J. McElwee	6,296	*
All executive officers and directors as a group (nine persons)	1,666,149	36.92%

*	Represents less than 1% of the shares beneficially owned.

(b)	CHANGES IN CONTROL. NTC has pledged the stock of the Company as collateral pursuant to the terms of the Company’s Amended and Restated Senior Credit Facility.

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

The Management Agreement provides that NTC shall render or cause to be rendered supervisory services to the Company, including, among other things supervising and monitoring: (i) the affairs, management and operations of the Company and its systems; (ii) the accounting and other financial books and records of the Company and its systems; (iii) the hiring, training and supervision of the Company’s employees; and (iv) the Company’s fulfillment of its contractual obligations in connection with its systems. In return for its management services, NTC receives a management fee, payable monthly, equal to 5.0% of the Company’s gross revenues (the “Management Fee”). For the years ended December 31, 2003, 2002 and 2001, the Company paid a Management Fee of $2.5 million, $2.4 million and $2.5 million, respectively, attributable to continuing operations.

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

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are allocated to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, reduced the amount of costs allocated to the Company, to the extent the allocated costs would result in noncompliance with debt covenants. Management believes that the combination of management fees and allocated costs shown in the accompanying consolidated statements of operations exceed direct costs for all periods presented. The Company reflected $1593,183, $221,834 and $811,407 of expenses attributable to continuing operations on the accompanying statements of operations for these services for the years ended December 31, 2003, 2002, and 2001, respectively.

OPERATING AGREEMENTS WITH AFFILIATES

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative, and programming expenses. The Company paid $191,727, $220,040 and $145,279, net, attributable to continuing operations under the terms of these agreements during 2003, 2002, and 2001, respectively.

(b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Company, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Company and its affiliates.

(c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2003 and 2002 are set forth below.

	Year Ended December 31,
	2003	2002
Audit fees	$71,293	$85,526
Audit-related fees	$2,405	2,405

Total	$73,698	$87,932

Audit fees for the fiscal years ended December 31, 2003 and 2002 were for professional services rendered for the audits of the Company’s financial statements for the respective years, quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and the reaudit of the Company’s 2001 financial statements during 2002.

Audit-Related Fees as of the fiscal years ended December 31, 2003 and 2002 were for assurance and related services associated with employee benefit plan audits.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Director’s of the Company’s Parent pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY NUMBERED PAGE
(a) FINANCIAL STATEMENTS:
Independent Auditors’ Report	F-1
Consolidated Balance Sheets—December 31, 2003 and 2002	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Changes in Shareholder’s Deficit for the years ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-6
Notes to Financial Statements—December 31, 2003 and 2002	F-8

(b)	REPORTS ON FORM 8-K :

NONE

(c)	EXHIBITS:

10.3	Amended and Restated Credit Agreement between Northland Cable Television, Inc. and General Electric Capital Corporation dated November 13, 2003.

31 (a)	Certification of Chief Executive Officer dated March 30, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) dated March 30, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer dated March 30, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) dated March 30, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE TELEVISION, INC.

	By	/s/	John S. Whetzell

John S. Whetzell, Chief Executive Officer

Date: 3/30/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES		CAPACITIES	DATE
/s/	John S. Whetzell	Director, Chairman of the Board and	3-30-04
Chief Executive Officer
John S. Whetzell

/s/	Richard I. Clark	Director, Executive Vice President, Treasurer	3-30-04
and Assistant Secretary
Richard I. Clark

/s/	Gary S. Jones	President	3-30-04

Gary S. Jones

/s/	John E. Iverson	Director and Secretary	3-30-04

John E. Iverson

Independent Auditors’ Report

The Shareholder
Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheets of Northland Cable Television, Inc. (a Washington Corporation and wholly owned subsidiary of Northland Telecommunications Corporation) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholder’s deficit, and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a, reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Television, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3(f) to the financial statements, the Company changed its method of accounting for goodwill and intangible assets beginning January 1, 2002.

As discussed in note 3(k) to the financial statements, the Company changed its method of accounting for derivative instruments beginning January 1, 2001.

Seattle, Washington
March 12,2004

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$2,134,254	1,666,097
Due from Parent and affiliates	653,029	796,464
Accounts receivable	1,663,699	2,684,548
System sale receivable	4,279,968	—
Prepaid expenses	464,934	457,409

Total current assets	9,195,884	5,604,518

Investment in cable television properties:
Property and equipment, at cost	102,748,514	118,081,523
Less accumulated depreciation	(60,525,405)	(63,160,487)

	42,223,109	54,921,036
Franchise agreements (net of accumulated amortization of $38,923,291 and $48,279,931, respectively)	39,493,670	53,393,281
Goodwill (net of accumulated amortization of $2,407,104)	3,937,329	3,937,329
Other intangible assets (net of accumulated amortization of $3,205,791 and $3,765,621, respectively)	71,197	136,608

Total investment in cable television properties	85,725,305	112,388,254

Loan fees (net of accumulated amortization of $2,307,604 and $2,650,564, respectively)	1,727,629	3,188,581

Total assets	$96,648,818	121,181,353

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Liabilities and Shareholder’s Deficit
Current liabilities:
Accounts payable	$700,984	650,757
Subscriber prepayments	1,401,200	2,121,413
Accrued expenses	5,034,606	5,525,890
Converter deposits	107,101	125,179
Due to affiliates	96,847	228,220
Interest rate swap agreements	—	120,377
Current portion of notes payable	2,800,000	2,775,920

Total current liabilities	10,140,738	11,547,756
Notes payable, net of current portion	113,200,000	165,255,262
Deferred income taxes	152,194	—

Total liabilities	123,492,932	176,803,018

Commitments and contingencies
Shareholder’s deficit:
Common stock (par value $1 .00 per share)
Authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(39,203,491)	(67,981,042)

Total shareholder’s deficit	(26,844,114)	(55,621,665)

Total liabilities and shareholder’s deficit	$96,648,818	121,181,353

See accompanying notes to consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years ended December 31,2003, 2002, and 2001

	2003	2002	2001
Revenues:
Service revenues	$49,630,146	48,784,362	50,039,588
Operating expenses:
Cable system operations (including $303,615, $268,706 and $270,540, net paid to affiliates, excluding depreciation and amortization recorded below	19,246,284	18,502,055	17,931,190
General and administrative (including $1,481,295, $173,168 and $617,070, net, paid to affiliates)	9,285,810	7,030,938	7,896,093
Management fees to Parent	2,481,840	2,439,218	2,501,980
Depreciation and amortization	8,949,926	8,778,383	16,666,067
Loss (gain) on disposal of assets	646	229,276	(12,759,329)

Total operating expenses	39,964,506	36,979,870	32,236,001

Income from operations	9,665,640	11,804,492	17,803,587
Other income (expense):
Interest expense and amortization of loan fees	(11,218,849)	(9,935,420)	(15,811,688)
Loss on extinguishment of debt	(257,391)	—	—
Other, net	29,469	33,800	(51,591)

(Loss) income from continuing operations before income tax expense	(1,781,131)	1,902,872	1,940,308
Income tax expense	(184,297)	(10,573)	(3,192)

(Loss) income from continuing operations	(1,965,428)	1,892,299	1,937,116
Discontinued operations:
Income (loss) from operations of Aiken and Port Angeles systems, net of tax of $660,000 (including gain on sale of systems of $31,386,201 in 2003)	30,742,979	(423,649)	(3,801,834)

Net income (loss)	28,777,551	1,468,650	(1,864,718)

Other comprehensive (loss) income:
Cumulative effect of change in accounting principle	—	—	689,000
Reclassification of accumulated other comprehensive income to unrealized gain (loss) on interest rate swap agreements	—	(268,000)	(421,000)

Other comprehensive (loss) income	—	(268,000)	268,000

Total comprehensive income (loss)	$28,777,551	1,200,650	(1,596,718)

See accompanying notes to consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Consolidated Statements of Changes in Shareholder’s Deficit

Years ended December 31, 2003, 2002, and 2001

	Common stock		Accumulated
	and additional		other
	paid-in capital		comprehensive	Accumulated
	Shares	Amount	income	deficit	Total
Balance, December 31, 2000	10,000	$11,560,527	—	(67,584,974)	(56,024,447)
Equity contribution in-kind from Parent	—	798,850	—	—	798,850
Net loss and other comprehensive income, net	—	—	268,000	(1,864,718)	(1,596,718)

Balance, December 31, 2001	10,000	12,359,377	268,000	(69,449,692)	(56,822,315)
Net income and other comprehensive loss, net	—	—	(268,000)	1,468,650	1,200,650

Balance, December 31, 2002	10,000	12,359,377	—	(67,981,042)	(55,621,665)
Net income	—	—	—	28,777,551	28,777,551

Balance, December 31, 2003	10,000	$12,359,377	—	(39,203,491)	(26,844,114)

See accompanying notes to consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$28,777,551	1,468,650	(1,864,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,367,724	10,674,194	20,737,176
Amortization of loan costs	500,242	680,351	673,875
Loss on extinguishment of debt	257,391	—	—
Loss (gain) on disposal of assets	(31,385,555)	229,276	(12,759,329)
Unrealized (gain) loss on interest rate swap agreements	(120,377)	(2,067,210)	2,187,587
Deferred income tax expense	152,194	—	—
Other	21,313	—	—
Changes in certain assets and liabilities, net of acquisition:
Due to/from affiliates	3,589	(515,335)	1,053,288
Accounts receivable	778,264	(473,076)	(19,146)
Prepaid expenses	(45,117)	90,071	31,593
Accounts payable	(191,971)	(285,504)	412,588
Subscriber prepayments	(1,137,444)	223,301	159,036
Other current liabilities, net	(552,562)	(901,949)	(532,603)

Net cash provided by operating activities	6,425,242	9,122,769	10,079,347

Cash flows from investing activities:
Acquisition of cable systems	—	—	(3,855,373)
Investment in property and equipment	(7,041,321)	(8,262,327)	(13,103,679)
Proceeds from disposition of cable systems	53,424,467	1,017,457	18,526,332
Proceeds from disposal of assets	18,678	79,591	78,885
Franchise fees and other intangibles	(6,534)	(8,295)	—

Net cash provided by (used in) investing activities	46,395,290	(7,173,574)	1,646,165

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from financing activities:
Proceeds from notes payable	$16,000,000	—	6,800,000
Principal payments on notes payable	(68,031,182)	(3,000,000)	(18,308,818)
Loan fees	(321,193)	(7,197)	(44,020)

Net cash used in financing activities	(52,352,375)	(3,007,197)	(11,552,838)

Increase (decrease) in cash	468,157	(1,058,002)	172,674
Cash and cash equivalents, beginning of year	1,666,097	2,724,099	2,551,425

Cash and cash equivalents, end of year	$2,134,254	1,666,097	2,724,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,640,908	15,764,020	17,678,819
Cash paid for state income taxes	9,810	10,573	3,192

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

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1)	Organization and Significant Accounting Policies

(a)	Formation and Business

Northland Cable Television, Inc. (NCTV or the Company), a Washington corporation, was formed to own and operate cable television systems. As of December 31, 2003, NCTV had 79 nonexclusive franchises to operate cable television systems. These franchises expire at various dates through 2022.

On March 11 and March 31, 2003, the Company sold the operating assets and franchise rights of its cable systems in and around Port Angeles, Washington and Aiken, South Carolina, respectively. The accompanying financial statements present the results of operations and the sale of the Port Angeles and Aiken systems as discontinued operations.

The Company is subject to certain risks as a cable television operator. These include competition from alternative technologies (e.g., satellite), requirements to renew its franchises, availability of capital and compliance with note payable covenants.

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

(2)	Basis of Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation. This includes reclassification of unrealized gains and losses on interest rate swap agreements, which were previously classified in a separate financial statement caption within other income (expense), to the interest expense and amortization of loan fees financial statement caption.

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

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(3)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of NCTV and its wholly owned subsidiary, Northland Cable News, Inc., which ceased operations on January 1, 2001. All significant intercompany accounts and transactions have been eliminated.

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

At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains or losses are included in the statement of operations.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31,2003 and 2002

Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	2-10 years
Other equipment and leasehold improvements	5-20 years

The Company recorded depreciation expense within continuing operations of $8,857,018, $8,539,836, and $8,041,696 in 2003, 2002 and 2001 respectively, and depreciation expense within discontinued operations of $416,545, $1,770,762 and $1,559,135 in 2003, 2002 and 2001, respectively.

The Company periodically evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. The Company also reviews the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31,2003 there has been no indication of such impairment.

(f)	Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Company cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill, which is related to two profit centers remaining in continuing operation ceased on December 31, 2001. The Company determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of goodwill and franchise agreements ceased on December 31, 2001. The Company tested goodwill for impairment during the fourth quarter of 2003 and 2002 and determined that the fair value of the reporting units, for which goodwill is a component, exceeded the carrying value of the respective reporting units. The Company also tested intangible assets determined to have indefinite lives for impairment during the fourth quarter of 2003 and 2002 and determined that the fair value of the assets exceeded their carrying value. The Company will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31,2003 and 2002

As required by SFAS No. 142, the statement has not been retroactively applied to the results for the periods prior to adoption. A reconciliation of net loss for the year ended December 31, 2001, as if amortization of franchise agreements and goodwill had not been recorded, is presented below:

	Continuing	Discontinued
	operations	operations	Total
Net income (loss):
Reported net income (loss)	$1,937,116	(3,801,834)	(1,864,718)
Add back:
Amortization of franchise agreements	7,956,761	2,386,926	10,343,687
Amortization of goodwill Adjusted	171,903	—	171,903

Adjusted net income (loss)	10,065,780	(1,414,908)	8,650,872

(g)	Loan Fees

Loan fees are being amortized using the straight-line method, which approximates the effective interest method, over periods of 5 to 10 years (current weighted average remaining useful life of 3.78 years). The Company recorded amortization of loan fees attributable to continuing operations of $438,996, $451,845 and $486,174 in 2003, 2002 and 2001, respectively, and amortization of loan fees attributable to discontinued operations of $61,246, $228,507 and $187,700 in 2003, 2002 and 2001, respectively. Future amortization of loan fees is expected to be as follows:

2004	$471,438
2005	471,438
2006	471,438
2007	313,315

$1,727,629

(h)	Other Intangible Assets

Other intangible assets are being amortized using the straight-line method over periods of five years (current weighted average remaining useful life of 2.75 years). The Company recorded amortization expense attributable to continuing operations of $92,908, $238,547 and $8,624,371 in 2003, 2002 and 2001, respectively, and amortization expense attributable to discontinued operations of $1,253, $125,048 and $2,511,974 in 2003, 2002 and 2001, respectively. Future amortization of other intangible assets is expected to be as follows:

2004	$25,884
2005	25,884
2006	19,429

$71,197

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(i)	Self Insurance

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

Amounts paid to NTC, which maintains the fund for the Company and its affiliates, are expensed as incurred and are included in the consolidated statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Company records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. During 2001, NCTV was charged $18,728 by the fund. Management of NTC suspended contributions during 2001 and throughout 2002 based on its assessment that the current balance would be sufficient to meet potential claims. In 2003, NCTV was required to make contributions and was charged $12,065 by the fund. As of December 31, 2003, the fund, related to all Northland entities, had a balance of $560,350.

(j)	Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in. the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $2,631,289, $2,619,278 and $2,338,876 in 2003, 2002 and 2001, respectively, and local spot advertising revenues earned in discontinued operations were $115,178, $517,735 and $405,584 in 2003, 2002 and 2001, respectively.

(k)	Derivatives

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

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Company records all derivative instruments on the balance sheet at fair value. Depending on the nature of the hedge, the changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets or liabilities through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. Upon adoption of SFAS No. 133, the Company recognized a gain of $689,000 in other comprehensive income.

The Company elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, subsequent to the effective date of SFAS No. 133, the Company has recorded any change in the fair value of these agreements in its statements of operations and a corresponding asset/liability on the balance sheet.

(l)	Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $1,307,896, $1,173,746, and $1,260,810 in 2003, 2002 and 2001, respectively, and advertising costs attributable to discontinued operations were $38,714, $194,266 and $164,251 in 2003, 2002 and 2001, respectively.

(m)	Segment Information

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

(n)	Concentration of Credit Risk

The Company is subject to concentrations of credit risk from cash investments on deposit at various financial institutions that at times exceed insured limits by the Federal Deposit Insurance Corporation. This exposes the Company to potential risk of loss in the event the institution becomes insolvent.

(o)	Fair Value of Financial Instruments

Financial instruments consist of cash, interest rate swap agreements and notes payable. The fair value of cash approximates its carrying value. The fair value of interest rate swap agreements is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date and is equal to their carrying value. The fair value of the Revised Senior Credit Facility approximates its carrying value because of its variable interest rate nature (note 7). The estimated fair value of the Senior Subordinated Notes was $99,625,000 and $67,125,000 at December 31, 2003 and 2002, respectively (note 7).

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(p)	Recently Adopted Accounting Pronouncements

In December 2003, the FASB revised FASB interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ending March 31, 2004. The adoption of FIN 46R did not have an impact on the Company’s December 31, 2003 financial statements. Further, management does not anticipate that the adoption in 2004 as it relates to non-special purpose entities will have an impact on the Company’s financial statements.

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of tune and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. Under the scope of this pronouncement, the Company has asset retirement obligations associated with the removal of equipment from poles and headend sites that are leased from third parties. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 had no effect on the Company’s historical financial statements; however, it did impact the classification of the loss on extinguishment of debt recorded in 2003.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34, was issued. This interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 31, 2002. Application of this Interpretation had no effect on the Company’s financial statements.

(4)	Transactions with Related Parties

(a)	Management Fees

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

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are allocated to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, reduced the amount of costs allocated to the Company, to the extent the allocated costs would result in noncompliance with debt covenants. Management believes that the combination of management fees and allocated costs shown in the accompanying consolidated statements of operations exceed direct costs for all periods presented. The Company recorded $1,593,183, $221,834 and $811,407 of expenses attributable to continuing operations on the accompanying statements of operations for these services for the years ended December 31, 2003, 2002, and 2001, respectively, and $173,582, $47,693 and $153,383 of expenses attributable to discontinued operations on the accompanying statements of operations.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative, and programming expenses. The Company paid $191,727, $220,040 and $145,279, net, attributable to continuing operations under the terms of these agreements during 2003, 2002, and 2001, respectively, and received $15,217, $44,880 and $55,182, net, attributable to discontinued operations under the terms of these agreements during 2003, 2002, and 2001.

(5)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2003	2002
Land and buildings	$2,206,269	2,465,286
Distribution plant	94,681,606	109,320,012
Other equipment	4,762,955	5,608,299
Leasehold improvements	79,355	45,216
Construction in progress	1,018,329	642,710

	$102,748,514	118,081,523

(6)	Accrued Expenses

Accrued expenses consists of the following:

	December 31
	2003	2002
Program license fees	$1,313,254	1,891,885
Franchise fees	974,375	1,084,796
Interest	1,386,854	1,476,956
Taxes	493,260	271,855
Other	866,863	800,398

	$5,034,606	5,525,890

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(7)	Notes Payable

	December 31
	2003	2002
Senior subordinated notes	$100,000,000	100,000,000
Revised senior credit facility	16,000,000	68,031,182

	116,000,000	168,031,182
Less current portion	2,800,000	2,775,920

	$113,200,000	165,255,262

(a)	Revised Senior Credit Facility

On November 13, 2003, the Company amended and restated its existing senior credit facility (the “Amended and Restated Senior Credit Facility”). The amendment and restatement resulted in the elimination of the lending syndicate and assumption of the credit facility by one of the syndicate members. Accordingly, the Company wrote off remaining deferred loan fee costs, which resulted in a loss on extinguishment of debt of $257,391. The Company also capitalized loan fees of $292,466, which were paid to the lender in connection with the transaction. The Amended and Restated Senior Credit Facility establishes a term loan in the amount of $15,000,000 and a $2,000,000 revolving credit loan, under which the Company borrowed $1,000,000 upon amendment and restatement. The proceeds from the Amended and Restated Senior Credit Facility were used to repay the Company’s existing senior credit facility, to provide working capital and for other general purposes. The Amended and Restated Senior Credit Facility matures on December 31, 2006 and requires the Company to make quarterly principal payments beginning March 31, 2004. The Amended and Restated Senior Credit Facility is secured by substantially all of the Company’s assets.

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00. As of December 31, 2003, the Company was in compliance with the covenants required by the Refinanced Credit Facility.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(b)	Senior Subordinated Notes

In 1997, the Company issued $100,000,000 in principal amount of 10.25% Senior Subordinated Notes (the Notes) due November 15, 2007. The estimated fair value of the $100,000,000 Notes at December 31, 2003 and 2002 was approximately $99,625,000 and $67,125,000, respectively, based on available market information.

The Notes are presently redeemable at the option of the Company, in whole or in part, at the following prices (expressed as percentages of principal amount) if redeemed during the 12-month period beginning on November 15 of the years dated below, in each case together with interest accrued to the redemption date:

Percentage
Year:
2004	101.708%
2005 and thereafter	100.000%

The indenture pursuant to which the Notes were issued, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock; make certain restricted payments, grant liens on assets; merge, consolidate, or transfer substantially all of their assets; enter into certain transactions with related persons; make certain payments affecting subsidiaries; sell assets; and issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants, as defined in the indenture, which require the maintenance of certain ratios, including a Debt to Cash Flow ratio of 6.50 to 1, among other restrictions. The Company submits annual debt compliance reports to a trustee. As of December 31, 2003, the Company was in compliance with the terms of the Notes.

In the event of a change of control of the Company as defined in the indenture, holders of the Notes will have the right to require the Company to make an offer to repurchase such Notes, in whole or in part, at a price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of repurchase.

(c)	Principal Payments

Annual maturities of notes payable after December 31, 2003 based on amounts outstanding at December 31, 2003 are as follows:

2004	$2,800,000
2005	3,400,000
2006	9,800,000
2007	100,000,000

$116,000,000

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(8)	401(k) Plan

NTC sponsors a 401(k) plan that covers substantially all Northland employees. The Company makes matching contributions to the plan up to a limit specified by the plan. The Company made contributions of approximately $36,018, $44,287 and $53,589 for the years ended December 31, 2003, 2002 and 2001, respectively. Neither the Company nor NTC has any other post employment or post retirement benefit plans.

(9)	Other, Net

Other, net included as a component of other income (expense) in the consolidated statements of operations consists of:

	Year ended December 31
	2003	2002	2001
Interest income	$30,293	62,170	125,897
Other	(824)	(28,370)	(177,488)

	$29,469	33,800	(51,591)

(10)	Income Taxes

The operations of the Company and its affiliates are included for federal income tax purposes in a consolidated federal income tax return filed by NTC. For financial reporting purposes, the provision for income taxes is computed as if the Company filed a separate federal income tax return utilizing the tax rate applicable to the consolidated group.

Deferred income taxes are determined on the asset and liability method in accordance with SFAS No, 109, Accounting for Income Taxes. The asset and liability method requires the recognition of deferred income taxes for the expected future tax consequences of temporary differences between the carrying amounts on the financial statements and the tax bases of assets and liabilities.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The primary components of deferred income taxes are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$19,800,000	28,800,000
Franchise agreements	836,000	3,300,000
Alternative minimum tax credit carryforward	390,000	—
Other	1,804,000	830,000

	22,830,000	32,930,000
Valuation allowance	(13,822,000)	(22,360,000)

	9,008,000	10,570,000
Deferred tax liabilities:
Property and equipment	8,584,000	10,570,000
Franchise agreements	272,000	—

	$152,000	—

The federal income tax net operating loss carryforwards of approximately $55,000,000 expire from 2004 through 2022. The net operating loss carryforward amounts and expiration periods in the consolidated federal income tax return filed by NTC may be different than those determined on a separate company basis. Management believes that the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax assets due to the recurring operating losses historically incurred by the Company. The Company did not record an operating loss in 2003 due to the sales of the Aiken and Port Angeles systems, however, management believes that, assuming there are no additional system sales, the Company will continue to generate such operating losses in future periods. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. The (decrease) increase in the valuation allowance was ($8,538,000), $520,000, and $940,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company recorded income tax expense attributable to continuing operations of $184,297, $10,573 and $3,192 in 2003, 2002 and 2001, respectively, which consisted of the following:

	Year ended December 31
	2003	2002	2001
Federal income tax expense	$152,194	—	—
State income tax expense	32,103	10,573	3,192

	$184,297	10,573	3,192

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The difference between the expected rate computed using the federal statutory tax rate of approximately 34% in 2003 and the federal income tax expense in 2003 of $152,194 disclosed above is the result of (1) a non-cash, non-operating charge to increase the valuation allowance in connection SFAS No. 142, which resulted in the Company not being able to utilize certain deferred tax liabilities as a source of income to realize deferred tax assets, and (2) the full valuation allowance against net deferred tax assets.

The difference between the federal statutory tax of approximately 34% in 2003 and 2002 and the tax benefit of zero is primarily due to the full valuation allowance against the net deferred tax assets.

The Company’s ability to utilize the net operating loss carryforwards in any given year may be limited by certain events.

(11)	Commitments and Contingencies

(a)	Lease Arrangements

The Company leases certain office facilities and other sites under leases accounted for as operating leases. The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rental expense attributable to continuing operations related to these operating leases and pole rentals amounted to $802,199, and $753,902 and $781,367 in 2003, 2002 and 2001, respectively. Rental expense attributable to discontinued operations related to these operating leases and pole rentals amounted to $32,568, $146,532 and $108,959 in 2003, 2002 and 2001, respectively. Minimum lease payments through the end of the lease terms, for those agreements accounted for as operating leases, are as follows:

2004	$98,802
2005	65,527
2006	50,968
2007	43,312
2008	39,514
Thereafter	5,998

$304,121

Each of the years from 2004 to 2008 above includes $30,600 to be paid to affiliates.

(b)	Effects of Regulation

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

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

Must Cany and Retransmission Consent — The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

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

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(12)	Acquisition and Sales of Systems

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). The Port Angeles System was sold at a price of approximately $11,375,000 of which the Company received approximately $10,800,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. This amount is included in the system sale receivable line item on the accompanying balance sheet. In March of 2004, the Company received notice from the buyer of the Port Angeles system of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated at this time and intends to vigorously contest such claims. However, approximately $435,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The remaining escrow proceeds in excess of the claims were released to the Company in March of 2004. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility.

As of December 31, 2002, the transaction was subject to certain closing conditions, including the prospective buyer obtaining and providing evidence of financing sufficient to complete the transaction. As the sale of the assets was not probable, the assets associated with the transaction were considered to be held for use, as defined in SFAS No. 144, at December 31, 2002. In January 2003, the prospective buyer provided the Company with the evidence of financing and the transaction closed in March 2003 as discussed above.

On March 31, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Aiken, South Carolina (the “Aiken System”). The Aiken System was sold at a price of approximately $46,300,000 of which the Company received approximately $42,600,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $3,700,000 is being held in escrow and will be released to the Company one year from the closing of the transaction, subject to general representations and warranties. This amount is included in the system sale receivable line item on the accompanying balance sheet. Historically, the Company has entered into similarly structured transactions, and collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility.

As of December 31, 2002, the transaction was subject to certain closing conditions, including consent to the transaction by the Company’s lenders. As the required consents had not been obtained as of December 31, 2002, the assets were not available for immediate sale. Accordingly, pursuant to SFAS No. 144, the assets associated with the transaction were considered to be held for use at December 31, 2002. In January 2003, the Company’s lenders consented to the transaction, which then closed in March 2003 as discussed above.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

The assets and liabilities attributable to the Aiken System and the Port Angeles System as of December 31, 2002 consist of the following:

Cash	$128,095
Accounts receivable	636,648
Prepaid expense	65,139
Property and equipment (net of accumulated depreciation of $10,905,201)	10,768,828
Franchise agreements (net of accumulated amortization of $9,356,640)	13,906,143

Total assets	25,504,853

Accounts payable	$122,112
Accrued expenses	820,168
Deposits	9,152
Subscriber prepayments	492,178

Total liabilities	$1,443,610

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

In addition, the revenue, expenses and other items attributable to the operations of the Aiken System and the Port Angeles system during the periods presented in this filing have been reported as discontinued operations in the accompanying statements of operations and comprehensive income, and include the following:

	2003	2002	2001
Service revenues	$3,079,390	12,492,424	12,028,072
Expenses:
Cable system operations (including $6,271, $66,567 paid to affiliates in 2003 and 2002, respectively, and $48,700 received from affiliates in 2001)	1,205,573	4,619,715	4,188,384
General and administrative (including $152,094 paid to affiliates in 2003, $109,414 received from affiliates in 2002 and $127,269 paid to affiliates in 2001)	573,782	1,865,633	2,070,396
Management fees	153,637	624,622	601,403
Depreciation and amortization	417,798	1,895,810	4,071,109

Income from operations	728,600	3,486,644	1,096,780
Other income (expense):
Interest expense and amortization of loan fees	(711,822)	(3,910,293)	(4,898,614)
Gain on sale of systems	31,386,201	—	—

Income (loss) from operations of Port Angeles and Aiken Systems, net before income before income tax expense	31,402,979	(423,649)	(3,801,834)
Income tax expense	(660,000)	—	—

Income (loss) from operations of Port Angeles and Aiken Systems, net	$30,742,979	(423,649)	(3,801,834)

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Revised Senior Credit Facility and approximately $51,800,000 in principal payments, which were applied to the Revised Senior Credit Facility as a result of the sale of the Aiken System and the Port Angeles System.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

On December 21, 2001, the Company sold its cable system serving the areas of Bainbridge Island, Kingston, and Hansville, Washington, which represented approximately 6,450 basic subscribers, to TCI Cable Partners’ of St. Louis, L.P. The systems were sold at a purchase price of approximately $19,800,000. The Company recognized a gain of approximately $12,759,000 related to the transaction.