Form 10-Q
period 2004-03-31
NORTHLAND CABLE TELEVISION INC
filed 2004-05-17
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______to________

Commission file number: 333-43157

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

Yes  ☐     No  ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$6,205,560	$2,134,254
Due from Parent and affiliates	1,111,931	653,029
Accounts receivable	1,331,193	1,663,699
System sale receivable — current	—	4,279,968
Prepaid expenses	498,952	464,934

Total current assets	9,147,636	9,195,884
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $61,854,564 and $60,525,405, respectively	41,691,235	42,223,109
Franchise agreements, net of accumulated amortization of $38,923,291	39,493,670	39,493,670
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329
Other intangible assets, net of accumulated amortization of $3,212,264 and $3,205,791, respectively	64,723	71,197

Total investment in cable television properties	85,186,957	85,725,305
System sale receivable	433,200	—
Loan fees, net of accumulated amortization of $2,413,925 and $2,307,604, respectively	1,666,962	1,727,629

Total assets	$96,434,755	$96,648,818

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$58,707	$700,984
Subscriber prepayments	1,558,524	1,401,200
Accrued expenses	6,896,212	5,034,606
Converter deposits	105,550	107,101
Due to affiliates	60,910	96,847
Current portion of notes payable	2,950,000	2,800,000

Total current liabilities	11,629,903	10,140,738
Notes payable, net of current portion	112,350,000	113,200,000
Deferred tax liabilities	459,194	152,194

Total liabilities	124,439,097	123,492,932

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(40,363,719)	(39,203,491)

Total shareholder’s deficit	(28,004,342)	(26,844,114)

Total liabilities and shareholder’s deficit	$96,434,755	$96,648,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2004	2003
Service revenues	$12,523,682	$12,405,755
Expenses:
Cable system operations (including $8,055 and $69,995, net paid to affiliates in 2004 and 2003, respectively), exclusive of depreciation and amortization shown below	5,186,153	5,032,126
General and administrative (including $625,825 and $461,045 net paid to affiliates in 2004 and 2003, respectively)	2,288,034	1,947,332
Management fees paid to Parent	626,184	620,288
Depreciation and amortization	2,302,168	2,177,256
Loss (gain) on disposal of assets	99,057	(174)

Total operating expenses	10,501,596	9,776,828

Income from operations	2,022,086	2,628,927
Other income (expense):
Interest expense and amortization of loan fees	(2,897,809)	(2,722,424)
Other, net	24,905	7,279

	(2,872,904)	(2,715,145)

Loss from continuing operations before income tax expense	(850,818)	(86,218)

Income tax expense	(309,410)	(88,832)

Loss from continuing operations	(1,160,228)	(175,050)
Discontinued operations (note 4)
Income from operations of Aiken and Port Angeles Systems, net of tax of $500,000 in 2003 (including gain on sale of systems of $31,525,585 in 2003)	—	31,042,363

Net (loss) income	(1,160,228)	30,867,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,160,228)	$30,867,313
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	2,302,168	2,595,054
Unrealized gain on interest rate swap agreements	—	(120,377)
Amortization of loan fees	135,071	170,140
(Gain) loss on disposal of assets	99,057	(31,525,759)
Deferred income taxes	307,000	81,422
Other	14,705	—
(Increase) decrease in operating assets:
Accounts receivable	332,506	366,890
Prepaid expenses	(34,018)	(105,805)
Due from Parent and affiliates	(458,902)	(249,381)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,219,329	1,570,943
Due to affiliates	(35,937)	(10,609)
Converter deposits	(1,551)	581
Subscriber prepayments	157,324	(227,130)

Net cash provided by operating activities	2,876,524	3,413,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(1,877,582)	(1,073,540)
Proceeds from sale of cable system, net	3,846,768	53,445,107
Proceeds from disposal of assets	—	600

Net cash provided by investing activities	1,969,186	52,372,167

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(700,000)	(51,804,648)
Loan fees	(74,404)	—

Net cash used in financing activities	(774,404)	(51,804,648)

INCREASE IN CASH	4,071,306	3,980,801

CASH, beginning of period	2,134,254	1,666,097
CASH, end of period	$6,205,560	$5,646,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$206,189	$982,009

Cash paid during the period for state income taxes	$2,410	$7,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

(1) Basis of Presentation

Interim Financial Reporting

These unaudited condensed consolidated financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosures and do not contain all of the necessary footnote disclosures required for a full presentation of the consolidated balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2004, its consolidated statements of operations for the three months ended March 31, 2004 and 2003 and its consolidated statements of cash flows for the three months ended March 31, 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be as follows:

2004 (9 months)	369,000
2005	492,000
2006	492,000
2007	314,000

$1,667,000

Other intangibles are being amortized using the straight-line method. Future amortization of these other intangibles is expected to be as follows:

2004 (9 months)	19,000
2005	26,000
2006	20,000

$65,000

(3) Amended and Restated Senior Credit Facility

In November 2003, the Company amended and restated its existing senior credit facility (the “Amended and Restated Senior Credit Facility”). The amendment and restatement resulted in the elimination of the lending syndicate and the assumption of the credit facility by one of the syndicate members. Accordingly, the Company wrote off remaining deferred loan fee costs during the fourth quarter of 2003, which resulted in a loss on extinguishment of debt of approximately $257,000. The Company also capitalized loan fee costs of approximately $292,000 during the fourth quarter of 2003, which were paid to the lender in connection with the transaction. The Amended and Restated Senior Credit Facility establishes a term loan in the amount of $15,000,000 and a $2,000,000 revolving credit loan, under which the Company borrowed $1,000,000 upon amendment and restatement. The proceeds from the Amended and Restated Senior Credit Facility were used to repay the Company’s existing senior credit facility, to provide working capital and for other general purposes. The Amended and Restated Senior Credit Facility matures on December 31, 2006 and requires the Company to make quarterly principal payments beginning March 31, 2004. Remaining annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments
2004 (9 months)	$2,100,000
2005	3,400,000
2006	9,800,000

Total	$15,300,000

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00. As of March 31, 2004, the Company was out of compliance with its Fixed Charge Ratio covenant, however, appropriate waivers have been obtained from the Company’s lender. Management believes that it is probable that the Company will be in compliance with its loan covenants throughout the remainder of 2004.

As of the date of this filing, the Amended and Restated Senior Credit Facility had an outstanding balance of $15,300,000, and applicable interest rates are as follows; $12,000,000 at a LIBOR based interest rate of 4.88%, $2,300,000 at a LIBOR based interest rate of 4.86%, and $1,000,000 at a LIBOR based interest rate of 4.86%. These interest rates expire during the second quarter of 2004, at which time, new rates will be established. These rates also include a margin paid to the Company’s lender, as discussed above.

(4) System Sales

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). The Port Angeles System was sold at a price of approximately $11,375,000 of which the Company received approximately $10,800,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Company received notice from the buyer of the Port Angeles system of certain claims, which were made under the hold back agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $435,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Company has filed a lawsuit against the buyer of the Port Angeles System for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Company in March of 2004.

On March 31, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Aiken, South Carolina (the “Aiken System”). The Aiken System was sold at a price of approximately $46.3 million of which the Company received approximately $42.6 million at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $3.7 million was held in escrow and released, in full, to the Company in March of 2004.

The revenue, expenses and other items attributable to the operations of the Aiken and Port Angeles systems during the first quarter of 2003, through the date the respective systems were sold, have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the three months ended
March 31, 2003
Service revenues	$3,079,389
Expenses (income):
Cable system operations (including $6,289, net paid to affiliates)	1,254,073
General and administrative (including $152,093 paid to affiliates)	525,281
Management fees paid to Parent	153,637
Depreciation and amortization	417,798
Gain on disposal of assets	(31,525,585)

Total operating expenses (income), net	(29,174,796)

Income from operations	32,254,185
Other expense:
Interest expense and amortization of loan fees	(711,822)

(711,822)

Income from operations before income tax expense	31,542,363

Income tax expense	(500,000)

Net income	31,042,363

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

PART I (continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations — Three Months Ended March 31, 2004 and 2003

Revenues from continuing operations totaled $12.5 million for the three months ended March 31, 2004, an increase of approximately $100,000 or 0.8% over the same period in 2003. Of the 2004 revenues, $8.6 million (69%) was derived from basic services, $800,000 (6%) from premium services, $1.7 million (14%) from expanded basic services, $200,000 (2%) from digital services, $300,000 (2%) from high-speed Internet services, $400,000 (3%) from advertising and $500,000 (4%) from other sources.

Average monthly revenue from continuing operations per subscriber increased $2.50 or 5.3% from $46.97 for the three months ended March 31, 2003 to $49.47 for the three months ended March 31, 2004. This increase is primarily attributable to rate increases implemented during the first quarter of 2004 and increased revenue from the Company’s high speed Internet product offering, offset by decreased advertising revenue.

Cable system operation expenses attributable to continuing operations increased approximately $200,000, or 4.0% from $5.0 million to $5.2 million for the three months ended March 31, 2004. This increase is primarily attributable to increased salary and benefit costs, and increased programming costs as a result of rate increases by certain programming vendors.

General and administrative expenses attributable to continuing operations increased approximately $400,000, or 21.1% from $1.9 million to $2.3 million for the three months ended March 31, 2004. This increase is primarily attributable to increases in corporate overhead allocations by the Company’s Parent. These corporate overhead allocations had been reduced in prior periods, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges. The increase is also attributable to more marketing costs, property insurance costs and printing charges.

Management fees attributable to continuing operations for the three months ended March 31, 2004 remained relatively constant with the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses attributable to continuing operations for the three months ended March 31, 2004 increased approximately $100,000, or 4.5% from $2.2 million to $2.3 million for the three months ended March 31, 2004. The increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated or amortized.

Interest expense and amortization of loan fees allocated to continuing operations increased approximately $200,000, or 7.4% from $2.7 million to $2.9 million for the three months ended March 31, 2004. This increase is primarily attributable to a $120,000 unrealized gain recognized on the Company’s interest rate swap agreements during the first quarter of 2003. This amount is included in the interest expense and amortization of loan fees line item in the accompanying financial statements. In addition, the Company’s loan fee amortization increased by approximately $35,000 as a result of the costs incurred with the amendment and restatement of the Company’s senior credit facility in November of 2003.

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

EBITDA from continuing operations decreased approximately $400,000 or 8.3%, from $4.8 million to $4.4 million for the three months ended March 31, 2004, and EBITDA margin decreased from 38.8% to 35.3% for the quarter ended March 31, 2004. The aforementioned increases in revenues were offset by increased cable system operations and general and administrative expenses resulting from rate increases by certain programming vendors, increased salary and benefit costs and increased corporate overhead allocations from the Company’s Parent, discussed above.

EBITDA represents a non-GAAP measure and is one of the primary measures used by our management to evaluate performance and to forecast future results. EBITDA margin represents EBITDA as a percentage of revenue. We believe EBITDA is useful to assess performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure is that it excludes depreciation and amortization, which represents the period costs of certain capitalized tangible and intangible assets, and gains and losses recognized on the disposal of assets. It is also not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our definitions of EBITDA may not be identical to similarly titled measures reported by other companies. The following represents a reconciliation of EBITDA to operating income, which is the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2004	2003
EBITDA	4,423,311	4,806,009
Depreciation and amortization expense	(2,302,168)	(2,177,256)
(Loss) gain on disposal of assets	(99,057)	174

Operating income	2,022,086	2,628,927
Interest expense and amortization of loan fees	(2,897,809)	(2,722,424)
Other, net	24,905	7,279

Loss from continuing operations before Income tax expense	(850,818)	(86,218)
Income tax expense	(309,410)	(88,832)

Loss from continuing operations	(1,160,228)	(175,050)

Liquidity and Capital Resources

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued a business strategy, which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under its senior credit facility and the issuance of senior subordinated notes. The Company anticipates that cash flow from operations will be adequate to meet its long term liquidity requirements, prior to the maturity of its senior subordinated notes, although no assurances can be given in this regard.

Net cash provided by operating activities was $2.9 million for the three months ended March 31, 2004. Adjustments to the $1.2 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $2.3 million of depreciation and amortization expense, $307,000 of deferred tax expense, $135,000 of amortization of loan fees and increases in operating liabilities of approximately $1.3 million.

Net cash provided by investing activities was $2.0 million for the three months ended March 31, 2004, and consisted primarily of $3.8 million of escrow proceeds that were released to the Company related to the sales of the Aiken and Port Angeles systems, offset by $1.9 million in capital expenditures.

Net cash used in financing activities consisted of $700,000 in scheduled principal payments on the Amended and Restated Senior Credit Facility and loan fees of $74,000.

Amended and Restated Senior Credit Facility

In November 2003, the Company amended and restated its existing senior credit facility (the “Amended and Restated Senior Credit Facility”). The amendment and restatement resulted in the elimination of the lending syndicate and the assumption of the credit facility by one of the syndicate members. Accordingly, the Company wrote off remaining deferred loan fee costs, which resulted in a loss on extinguishment of debt of approximately $292,000. The Company also capitalized loan fee costs of approximately $257,000, which were paid to the lender in connection with the transaction. The Amended and Restated Senior Credit Facility establishes a term loan in the amount of $15,000,000 and a $2,000,000 revolving credit loan, under which the Company borrowed $1,000,000 upon amendment and restatement. The proceeds from the Amended and Restated Senior Credit Facility were used to repay the Company’s existing senior credit facility, to provide working capital and for other general purposes. The Amended and Restated Senior Credit Facility matures on December 31, 2006 and requires the Company to make quarterly principal payments beginning March 31, 2004. Remaining annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments
2004 (9 months)	$2,100,000
2005	3,400,000
2006	9,800,000

Total	$15,300,000

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00. As of March 31, 2004, the Company was out of compliance with its Fixed Charge Ratio covenant, however, appropriate waivers have been obtained from the Company’s lender.

As of the date of this filing, the Amended and Restated Senior Credit Facility had an outstanding balance of $15,300,000, and applicable interest rates are as follows; $12,000,000 at a LIBOR based interest rate of 4.88%, $2,300,000 at a LIBOR based interest rate of 4.86%, and $1,000,000 at a LIBOR based interest rate of 4.86%. These interest rates expire during the second quarter of 2004, at which time, new rates will be established. These rates also include a margin paid to the Company’s lender, as discussed above.

System Sales

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). The Port Angeles System was sold at a price of approximately $11,375,000 of which the Company received approximately $10,800,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Company received notice from the buyer of the Port Angeles system of certain claims, which were made under the hold back agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $435,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Company has filed a lawsuit against the buyer of the Port Angeles System for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Company in March of 2004.

On March 31, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Aiken, South Carolina (the “Aiken System”). The Aiken System was sold at a price of approximately $46.3 million of which the Company received approximately $42.6 million at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $3.7 million was held in escrow and released, in full, to the Company in March of 2004.

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

The revenue, expenses and other items attributable to the operations of the Aiken and Port Angeles systems during the first quarter of 2003, through the date the respective systems were sold, have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the three months ended
March 31, 2003
Service revenues	$3,079,389
Expenses (income):
Cable system operations (including $6,289, net paid to affiliates)	1,254,073
General and administrative (including $152,093 paid to affiliates)	525,281
Management fees paid to Parent	153,637
Depreciation and amortization	417,798
Gain on disposal of assets	(31,525,585)

Total operating expenses (income), net	(29,174,796)

Income from operations	32,254,185
Other expense:
Interest expense and amortization of loan fees	(711,822)

(711,822)

Income from operations before income tax expense	31,542,363

Income tax expense	(500,000)

Net income	31,042,363

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Company has capital requirements for (i) annual maturities related to the Company’s credit facilities and (ii) required minimum operating lease payments. The following table summarizes the Company’s contractual obligations as of March 31, 2004 and the anticipated effect of these obligations on its liquidity in future years:

		Payments Due By Period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Term loan	$115,300,000	$2,950,000	$112,350,000	$—	$—
Minimum operating lease payments	279,103	73,784	159,807	45,512	—

Total	$115,579,103	$2,173,784	$113,359,807	$45,512	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Company also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as, generally, pole rentals are cancelable on short notice. The Company does, however, anticipate that such rentals will recur.

Capital Expenditures

For the three months ended March 31, 2004, the Company incurred capital expenditures of approximately $1.9 million. Capital expenditures included: (i) expansion and improvements of cable properties including the launch of high-speed Internet services; (ii) additions to plant and equipment; (iii) improvement of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; and (v) vehicle replacements.

The Company plans to invest approximately $5.3 million in capital expenditures for the remainder of 2004. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, continued deployment of high-speed Internet services, extensions of distribution facilities to add new subscribers and vehicle replacements. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s Revised Senior Credit Facility. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Company’s variable rate obligations would be approximately $153,000.

The Company does not use financial instruments for trading or other speculative purposes.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995: Statements contained or incorporated by reference in this document that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as “believe”, “intends”, “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of those terms or the negative of those terms.

ITEM 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and President (Principal Financial and Accounting Officer) have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There has been no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

The Company has filed a lawsuit against the buyer of the Port Angeles System for recovery of the remaining escrow proceeds and unspecified damages.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

     (a) Exhibit Index

31	(a).	Certification of Chief Executive Officer dated May 17, 2004 pursuant to section 302 of the Sarbanes-Oxley Act
31	(b).	Certification of President (Principal Financial and Accounting Officer) dated May 17, 2004 pursuant to section 302 of the Sarbanes-Oxley Act
32	(a).	Certification of Chief Executive Officer dated May 17, 2004 pursuant to section 906 of the Sarbanes-Oxley Act
32	(b).	Certification of President (Principal Financial and Accounting Officer) dated May 17, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

     (b) Reports on Form 8-K

           None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	5-17-04

/s/ GARY S. JONES	President	5-17-04
Gary S. Jones