Form 10-Q
period 2004-06-30
NORTHLAND CABLE TELEVISION INC
filed 2004-08-16
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

or

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

(206) 621-1351

Registrant’s telephone number, including area code:

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

Yes ☐      No ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,777,607	$2,134,254
Due from Parent and affiliates	655,581	653,029
Accounts receivable	1,354,081	1,663,699
System sale receivable — current	—	4,279,968
Prepaid expenses	439,481	464,934

Total current assets	5,226,750	9,195,884
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $63,742,148 and $60,525,405, respectively	41,591,225	42,223,109
Franchise agreements, net of accumulated amortization of $38,923,291	39,493,670	39,493,670
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329
Other intangible assets, net of accumulated amortization of $3,218,739 and $3,205,791, respectively	58,249	71,197

Total investment in cable television properties	85,080,473	85,725,305
System sale receivable	433,200	—
Loan fees, net of accumulated amortization of $2,522,378 and $2,307,604, respectively	1,588,005	1,727,629

Total assets	$92,328,428	$96,648,818

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$21,543	$700,984
Subscriber prepayments	1,225,746	1,401,200
Accrued expenses	4,554,111	5,034,606
Converter deposits	95,288	107,101
Due to affiliates	205,985	96,847
Current portion of notes payable	3,100,000	2,800,000

Total current liabilities	9,202,673	10,140,738
Notes payable, net of current portion	111,500,000	113,200,000
Deferred tax liabilities	679,194	152,194

Total liabilities	121,381,867	123,492,932

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(41,412,816)	(39,203,491)

Total shareholder’s deficit	(29,053,439)	(26,844,114)

Total liabilities and shareholder’s deficit	$92,328,428	$96,648,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2004	2003
Service revenues	$25,191,587	$24,865,600
Expenses:
Cable system operations (including $124,097 and $167,723, net paid to affiliates in 2004 and 2003, respectively), exclusive of depreciation and amortization shown below	10,337,745	10,028,560
General and administrative (including $1,209,408 and $761,514, net paid to affiliates in 2004 and 2003, respectively)	4,541,460	3,946,639
Management fees paid to Parent	1,259,579	1,243,613
Depreciation and amortization	4,637,650	4,398,139
Loss on disposal of assets	351,733	22,628

Total operating expenses	21,128,167	19,639,579

Income from operations	4,063,420	5,226,021
Other income (expense):
Interest expense and amortization of loan fees	(5,771,741)	(5,535,879)
Other, net	31,318	15,124

	(5,740,423)	(5,520,755)

Loss from continuing operations before income tax expense	(1,677,003)	(294,734)

Income tax expense	(532,322)	(157,774)
Loss from continuing operations	(2,209,325)	(452,508)
Discontinued operations (Note 4)
Income from operations of Aiken and Port Angeles Systems, net of tax of $500,000
in 2003 (including gain on sale of systems of $31,525,585 in 2003)	—	31,042,363

Net (loss) income	(2,209,325)	30,589,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2004	2003
Service revenues	$12,667,905	$12,459,845
Expenses:
Cable system operations (including $116,043 and $97,728, net paid to affiliates in 2004 and 2003, respectively), exclusive of depreciation and amortization shown below	5,151,591	4,996,436
General and administrative (including $583,583 and $300,469 net paid to affiliates in 2004 and 2003, respectively)	2,253,426	1,999,307
Management fees paid to Parent	633,395	623,324
Depreciation and amortization	2,335,483	2,220,883
Loss on disposal of assets	252,676	22,802

Total operating expenses	10,626,571	9,862,752

Income from operations	2,041,334	2,597,093
Other income (expense):
Interest expense and amortization of loan fees	(2,873,932)	(2,813,454)
Other, net	6,413	7,845

	(2,867,519)	(2,805,609)

Loss before income tax expense	(826,185)	(208,516)
Income tax expense	(222,912)	(68,942)

Net loss	(1,049,097)	(277,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,209,325)	$30,589,855
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	4,637,652	4,815,937
Unrealized gain on interest rate swap agreements	—	(120,377)
Amortization of loan fees	252,274	281,707
Loss (gain) on disposal of assets	351,733	(31,502,957)
Deferred income taxes	527,000	147,964
Other	34,999	—
(Increase) decrease in operating assets:
Accounts receivable	309,618	448,897
Prepaid expenses	25,453	44,917
Due from Parent and affiliates	(2,552)	(400,619)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,160,963)	(1,785,723)
Due to affiliates	109,138	51,875
Converter deposits	(11,813)	(3,652)
Subscriber prepayments	(175,454)	(312,746)

Net cash provided by operating activities	2,687,760	2,255,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(4,384,425)	(2,723,174)
Proceeds from sale of cable system, net	3,846,768	53,445,107
Proceeds from disposal of assets	5,900	9,175
Franchises and other intangibles	—	(1,533)

Net cash (used in) provided by investing activities	(531,757)	50,729,575

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,400,000)	(51,804,648)
Loan fees	(112,650)	—

Net cash used in financing activities	(1,512,650)	(51,804,648)

INCREASE IN CASH	643,353	1,180,005
CASH, beginning of period	2,134,254	1,666,097

CASH, end of period	$2,777,607	$2,846,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,598,446	$6,174,032

Cash paid during the period for state income taxes	$5,322	$9,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

(1) Basis of Presentation

Interim Financial Reporting

These unaudited condensed consolidated financial statements are prepared in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosures and do not contain all of the necessary footnote disclosures required for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s consolidated financial position at June 30, 2004, its consolidated statements of operations for the six and three months ended June 30, 2004 and 2003 and its consolidated statements of cash flows for the six months ended June 30, 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

(2) Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Company has determined that its franchise agreements meet the definition of indefinite lived assets. The Company tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be as follows:

2004 (6 months)	$254,000
2005	504,000
2006	504,000
2007	326,000

$1,588,000

Other intangibles are being amortized using the straight-line method. Future amortization of these other intangibles is expected to be as follows:

2004 (6 months)	13,000
2005	26,000
2006	20,000

$59,000

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

Principal
Payments
2004 (6 months)	$1,400,000
2005	3,400,000
2006	9,800,000

Total	$14,600,000

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00. As of June 30, 2004, the Company was in compliance with these covenants.

As of the date of this filing, the Amended and Restated Senior Credit Facility had an outstanding balance of $14,600,000, and applicable interest rates are as follows; $12,000,000 at a LIBOR based interest rate of 4.96%, $1,600,000 at a LIBOR based interest rate of 5.09%, and $1,000,000 at a LIBOR based interest rate of 5.09%. These interest rates expire during the third quarter of 2004, at which time, new rates will be established. These rates also include a margin paid to the Company’s lender, as discussed above.

On June 24, 2004, the Company executed a commitment letter received from a recognized financial institution to lead the syndication of a significant credit facility for the Company. It is anticipated that funds from the new credit facility, if secured by the Company, will be used to refinance existing senior bank debt, to redeem in their entirety all of the Company’s senior subordinated notes pursuant to the optional redemption provisions of those notes, and to provide excess borrowing capacity for possible future acquisition financing and funds for future capital expenditures and working capital. The commitment is subject to various conditions including no material adverse change in the operations of the Company, no material adverse changes in financial, banking or capital market conditions, satisfactory results of due diligence review by the lender, mutually satisfactory negotiation of definitive documentation of the credit facility, among others. If the credit facility is secured, it is currently contemplated that closing of the new credit facility will take place sometime during the second half of 2004 although no assurances can be given as to this timing. It is important to note that final consummation of the proposed credit facility remains subject to various conditions outside of the Company’s control, and no assurances can be given at this time that these conditions will be satisfied or that the credit facility will actually be secured.

(4) System Sales

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). The Port Angeles System was sold at a price of approximately $11,375,000 of which the Company received approximately $10,800,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Company received notice from the buyer of the Port Angeles System of certain claims, which were made under the hold back agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $435,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Company has filed a lawsuit against the buyer of the Port Angeles System for recovery of the remaining escrow proceeds and unspecified damages. Management believes settlement of the lawsuit could exceed twelve months and has therefore reclassified the system sale receivable as a long-term asset. The escrow proceeds in excess of the claims were released to the Company in March of 2004.

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

The revenue, expenses and other items attributable to the operations of the Aiken and Port Angeles systems during the first quarter of 2003, through the date the respective systems were sold, have been reported as discontinued operations in the accompanying condensed consolidated statements of operations, and include the following:

For the six months ended
June 30, 2003
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

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations — Six Months Ended June 30, 2004 and 2003

Revenues from continuing operations totaled $25.2 million for the six months ended June 30, 2004, a slight increase over the same period in 2003. Of the 2004 revenues, $17.3 million (69%) was derived from basic services, $1.5 (6%) from premium services, $3.3 million (13%) from expanded basic services, $400,000 (2%) from digital services, $700,000 (3%) from high-speed Internet services, $900,000 (3%) from advertising and $1.1 million (4%) from other sources.

Average monthly revenue from continuing operations per subscriber increased $2.84 or 6% from $47.29 for the six months ended June 30, 2003 to $50.13 for the six months ended June 30, 2004. This increase is primarily attributable to rate increases implemented during the first quarter of 2004 and increased revenue from the Company’s high speed Internet product offering, offset by decreased advertising revenue.

Cable system operations expenses attributable to continuing operations increased approximately $300,000, or 3% from $10.0 million to $10.3 million for the six months ended June 30, 2004. This increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with high-speed Internet services, offset by decreased advertising costs.

General and administrative expenses attributable to continuing operations increased approximately $600,000, or 15% from $3.9 million to $4.5 million for the six months ended June 30, 2004. This increase is primarily attributable to increases in corporate overhead allocations by the Company’s Parent. These corporate overhead allocations had been reduced in prior periods, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges.

Management fees attributable to continuing operations for the six months ended June 30 2004 remained relatively constant with the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses attributable to continuing operations for the six months ended June 30, 2004 increased approximately $200,000, or 5% from $4.4 million to $4.6 million for the six months ended June 30, 2004. The increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated or amortized.

Interest expense and amortization of loan fees allocated to continuing operations increased approximately $300,000, or 5% from $5.5 million to $5.8 million for the six months ended June 30, 2004. This increase is primarily attributable to a $120,000 unrealized gain recognized on the Company’s interest rate swap agreements during the first six months of 2003. This amount is included in the interest expense and amortization of loan fees line item in the accompanying financial statements. In addition, the Company’s loan fee amortization increased by approximately $80,000 as a result of the costs incurred with the amendment and restatement of the Company’s senior credit facility in November of 2003.

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

EBITDA from continuing operations decreased approximately $600,000 or 6%, from $9.6 million to $9.0 million for the six months ended June 30, 2004, and EBITDA margin decreased from 38.8% to 35.9% for the six months ended June 30, 2004. The aforementioned increases in revenues were offset by increased cable system operations and general and administrative expenses resulting from rate increases by certain programming vendors, increased costs associated with the launch of the Company’s high speed Internet product and increased corporate overhead allocations from the Company’s Parent, discussed above.

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

	Six Months Ended June 30,
	2004	2003
EBITDA	9,052,803	9,646,788
Depreciation and amortization expense	(4,637,650)	(4,398,139)
Loss on disposal of assets	(351,733)	(22,628)

Operating income	4,063,420	5,226,021
Interest expense and amortization of loan fees	(5,771,741)	(5,535,879)
Other, net	31,318	15,124

Loss from continuing operations before income tax expense	(1,677,003)	(294,734)
Income tax expense	(532,322)	(157,774)

Loss from continuing operations	(2,209,325)	(452,508)

Results of Continuing Operations — Three Months Ended June 30, 2004 and 2003

Revenues from continuing operations totaled $12.7 million for the three months ended June 30, 2004, a slight increase over the same period in 2003. Of the 2004 revenues, $8.6 million (68%) was derived from basic services, $800,000 (6%) from premium services, $1.7 million (13%) from expanded basic services, $200,000 (2%) from digital services, $400,000 (3%) from high-speed Internet services, $500,000 (4%) from advertising and $500,000 (4%) from other sources.

Average monthly revenue from continuing operations per subscriber increased $3.19 or 7% from $47.61 for the three months ended June 30, 2003 to $50.80 for the three months ended June 30, 2004. This increase is primarily attributable to rate increases implemented during the first quarter of 2004 and increased revenue from the Company’s high speed Internet product offering, offset by decreased advertising revenue.

Cable system operation expenses attributable to continuing operations increased approximately $100,000, or 2% from $5.0 million to $5.1 million for the three months ended June 30, 2004. This increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with high-speed Internet services, offset by decreased advertising costs.

General and administrative expenses attributable to continuing operations increased approximately $300,000, or 15% from $2.0 million to $2.3 million for the three months ended June 30, 2004. This increase is primarily attributable to increases in corporate overhead allocations by the Company’s Parent. These corporate overhead allocations had been reduced in prior periods, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges.

Management fees attributable to continuing operations for the three months ended June 30, 2004 remained relatively constant with the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses attributable to continuing operations for the three months ended June 30, 2004 increased approximately $100,000, or 5% from $2.2 million to $2.3 million for the three months ended June 30, 2004. The increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated or amortized.

Interest expense and amortization of loan fees allocated to continuing operations increased approximately $100,000, or 4% from $2.8 million to $2.9 million for the three months ended June 30, 2004. This increase is primarily attributable to higher interest rates applicable to the Amended and Restated Senior Credit Facility during the second quarter of 2004 compared to the same period in 2003, offset by lower average outstanding indebtedness as a result of required principal repayments.

The Company has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Interest rate swap agreements in place as of December 31, 2002 expired during the first quarter of 2003, and the Company has elected not to enter into any new agreements.

Liquidity and Capital Resources

The cable television business generally requires substantial capital for the construction, expansion and maintenance of the signal distribution system. In addition, the Company has pursued a business strategy which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, borrowings under its senior credit facility and the issuance of senior subordinated notes. The Company anticipates that cash flow from operations will be adequate to meet its long term liquidity requirements, prior to the maturity of its senior subordinated notes, although no assurances can be given in this regard.

Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2004. Adjustments to the $2.2 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $4.6 million of depreciation and amortization expense, $500,000 of deferred tax expense, $300,000 of amortization of loan fees, and decreases in operating assets of $300,000, offset by increases in operating liabilities of approximately $1.2 million.

Net cash used in investing activities was $500,000 for the six months ended June 30, 2004, and consisted primarily of $3.8 million of escrow proceeds that were released to the Company related to the sales of the Aiken and Port Angeles systems, offset by $4.4 million in capital expenditures.

Net cash used in financing activities consisted of $1.4 million in scheduled principal prepayments on the Amended and Restated Senior Credit Facility and loan fees of $100,000.

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

Principal
Payments
2004 (6 months)	$1,400,000
2005	3,400,000
2006	9,800,000

Total	$14,600,000

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00. As of June 30, 2004, the Company was in compliance with these covenants.

As of the date of this filing, the Amended and Restated Senior Credit Facility had an outstanding balance of $14,600,000, and applicable interest rates are as follows; $12,000,000 at a LIBOR based interest rate of 4.96%, $1,600,000 at a LIBOR based interest rate of 5.09%, and $1,000,000 at a LIBOR based interest rate of 5.09%. These interest rates expire during the third quarter of 2004, at which time, new rates will be established. These rates also include a margin paid to the Company’s lender, as discussed above.

On June 24, 2004, the Company executed a commitment letter received from a recognized financial institution to lead the syndication of a significant credit facility for the Company. It is anticipated that funds from the new credit facility, if secured by the Company, will be used to refinance existing senior bank debt, to redeem in their entirety all of the Company’s senior subordinated notes pursuant to the optional redemption provisions of those notes, and to provide excess borrowing capacity for possible future acquisition financing and funds for future capital expenditures and working capital. The commitment is subject to various conditions including no material adverse change in the operations of the Company, no material adverse changes in financial, banking or capital market conditions, satisfactory results of due diligence review by the lender, mutually satisfactory negotiation of definitive documentation of the credit facility, among others. If the credit facility is secured, it is currently contemplated that closing of the new credit facility will take place sometime during the second half of 2004 although no assurances can be given as to this timing. It is important to note that final consummation of the proposed credit facility remains subject to various conditions outside of the Company’s control, and no assurances can be given at this time that these conditions will be satisfied or that the credit facility will actually be secured.

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

For the six months ended
June 30, 2003
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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Company has capital requirements for (i) annual maturities related to the Company’s credit facilities and (ii) required minimum operating lease payments. The following table summarizes the Company’s contractual obligations as of June 30, 2004 and the anticipated effect of these obligations on its liquidity in future years:

		Payments Due By Period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Notes payable	$114,600,000	$3,100,000	$111,500,000	$—	$—
Minimum operating lease payments	252,130	46,812	159,807	45,511	—

Total	$114,852,130	$3,146,812	$111,659,807	$45,511	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Company also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as, generally, pole rentals are cancelable on short notice. The Company does, however, anticipate that such rentals will recur.

Capital Expenditures

For the six months ended June 30, 2004, the Company incurred capital expenditures of approximately $4.4 million. Capital expenditures included: (i) expansion and improvements of cable properties including the launch of high-speed Internet services; (ii) additions to plant and equipment; (iii) improvement of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; and (v) vehicle replacements.

The Company plans to invest approximately $3.9 million in capital expenditures for the remainder of 2004. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, continued deployment of high-speed Internet services, extensions of distribution facilities to add new subscribers and vehicle replacements. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.

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

Intangible Assets - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Company has determined that its franchise agreements meet the definition of indefinite lived assets. The Company tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Management believes the franchise agreements have indefinite lives because the franchise agreements are expected to be used by the Company for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchise agreements are not material in relation to the carrying value of the franchise agreements. While the franchise agreements have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Company’s franchising authorities and the franchising authorities of the Company’s affiliates.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s Revised Senior Credit Facility. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Company’s variable rate obligations would be approximately $146,000.

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

There has been no change during the quarter ended June 30, 2004 in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

31(a).	Certification of Chief Executive Officer dated August 16, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) dated August 16, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer dated August 16, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) dated August 16, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

Form 8-K filed July 2, 2004 discussing the possibility of obtaining a significant credit facility for the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY

SIGNATURES	CAPACITIES	DATE
/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8-16-04
/s/ GARY S. JONES Gary S. Jones	President	8-16-04