Form 10-Q
period 2004-09-30
NORTHLAND CABLE TELEVISION INC
filed 2004-11-12
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

             Commission File Number 333-43157

Northland Cable Television, Inc.

(Exact name of registrant as specified in its charter)

State of Washington	91-1311836

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

AND SUBSIDIARY GUARANTOR:

Northland Cable News, Inc.

(Exact name of registrant as specified in its charter)

State of Washington	91-1638891

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

101 Stewart Street, Suite 700 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

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

Yes ☑       No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐       No ☑

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$3,814,320	$2,134,254
Due from Parent and affiliates	759,552	653,029
Accounts receivable	1,403,757	1,663,699
System sale receivable — current	—	4,279,968
Prepaid expenses	793,490	464,934

Total current assets	6,771,119	9,195,884
Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $65,494,364 and $60,525,405, respectively	41,478,370	42,223,109
Franchise agreements, net of accumulated amortization of $38,923,291	39,504,438	39,493,670
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329
Other intangible assets, net of accumulated amortization of $3,225,211 and $3,205,791, respectively	51,776	71,197

Total investment in cable television properties	84,971,913	85,725,305
System sale receivable	433,200	—
Loan fees, net of accumulated amortization of $2,658,804 and $2,307,604, respectively	1,415,620	1,727,629

Total assets	$93,591,852	$96,648,818

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$99,164	$700,984
Subscriber prepayments	1,319,670	1,401,200
Accrued expenses	7,516,842	5,034,606
Converter deposits	90,608	107,101
Due to affiliates	50,357	96,847
Current portion of notes payable	3,250,000	2,800,000

Total current liabilities	12,326,641	10,140,738
Notes payable, net of current portion	110,510,000	113,200,000
Deferred tax liabilities	842,194	152,194

Total liabilities	123,678,835	123,492,932

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(42,446,360)	(39,203,491)

Total shareholder’s deficit	(30,086,983)	(26,844,114)

Total liabilities and shareholder’s deficit	$93,591,852	$96,648,818

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2004	2003
Service revenues	$37,906,067	$37,242,399
Expenses:
Cable system operations (including $27,569, net received from affiliates and $98,560, net paid to affiliates in 2004 and 2003, respectively), exclusive of depreciation and amortization shown below	15,614,741	14,972,647
General and administrative (including $1,872,997 and $1,325,224, net paid to affiliates in 2004 and 2003, respectively)	6,970,670	6,251,797
Management fees paid to Parent	1,895,303	1,862,452
Depreciation and amortization	7,009,574	6,643,558
Loss on disposal of assets	302,354	50,079

Total operating expenses	31,792,642	29,780,533

Income from operations	6,113,425	7,461,866
Other income (expense):
Interest expense and amortization of loan fees	(8,699,563)	(8,396,406)
Other, net	39,072	23,528

	(8,660,491)	(8,372,878)

Loss from continuing operations before income tax expense	(2,547,066)	(911,012)

Income tax expense	(695,803)	(183,165)
Loss from continuing operations	(3,242,869)	(1,094,177)
Discontinued operations (Note 4)
Income from operations of Aiken and Port Angeles Systems, net of tax of $500,000 in 2003 (including gain on sale of systems of $31,525,585 in 2003)	—	31,042,363

Net (loss) income	(3,242,869)	29,948,186

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2004	2003
Service revenues	$12,714,480	$12,376,798
Expenses:
Cable system operations (including $9,731 and $46,505, net paid to affiliates in 2004 and 2003, respectively), exclusive of depreciation and amortization shown below	5,276,996	4,944,085
General and administrative (including $664,038 and $599,698, net paid to affiliates in 2004 and 2003, respectively)	2,429,211	2,305,160
Management fees paid to Parent	635,724	618,840
Depreciation and amortization	2,371,923	2,245,419
(Gain) loss on disposal of assets	(49,379)	27,452

Total operating expenses	10,664,475	10,140,956

Income from operations	2,050,005	2,235,842
Other income (expense):
Interest expense and amortization of loan fees	(2,927,824)	(2,860,527)
Other, net	7,756	8,406

	(2,920,068)	(2,852,121)

Loss before income tax expense	(870,063)	(616,279)
Income tax expense	(163,481)	(25,391)

Net loss	(1,033,544)	(641,670)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,242,869)	$29,948,186
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	7,009,574	7,061,356
Unrealized gain on interest rate swap agreements	—	(120,377)
Amortization of loan fees	417,708	393,273
Loss (gain) on disposal of assets	302,354	(31,475,506)
Deferred income taxes	690,000	173,355
Other	89,886	—
(Increase) decrease in operating assets:
Accounts receivable	259,942	326,869
Prepaid expenses	(328,658)	(267,792)
Due from Parent and affiliates	(106,523)	61,822
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,882,496	917,971
Due to affiliates	(46,490)	(156,529)
Converter deposits	(16,493)	7,489
Subscriber prepayments	(79,547)	(258,441)

Net cash provided by operating activities	6,831,380	6,611,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(6,776,825)	(4,691,180)
Proceeds from sale of cable system, net	3,990,778	53,376,107
Proceeds from disposal of assets	6,900	14,342
Franchises and other intangibles	(10,768)	(6,533)

Net cash (used in) provided by investing activities	(2,789,915)	48,692,736

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(2,240,000)	(52,679,648)
Loan fees	(121,399)	—

Net cash used in financing activities	(2,361,399)	(52,679,648)

INCREASE IN CASH	1,680,066	2,624,764
CASH AND CASH EQUIVALENTS, beginning of period	2,134,254	1,666,097

CASH AND CASH EQUIVALENTS, end of period	$3,814,320	$4,290,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,737,872	$6,458,094

Cash paid during the period for state income taxes	$5,803	$9,810

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

(1) Basis of Presentation

Interim Financial Reporting

These unaudited condensed consolidated financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosures and do not contain all of the necessary footnote disclosures required for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s consolidated financial position at September 30, 2004, its consolidated statements of operations for the nine and three months ended September 30, 2004 and 2003 and its consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

In September 2004, the Company sold its systems serving the areas of Buffalo and Jewett, Texas. These systems served approximately 415 basic subscribers and were sold for approximately $130,000. The net proceeds from this sale were used to repay amounts outstanding under the Company’s Amended and Restated Senior Credit Facility. The pro forma effect of this transaction did not have a material impact on the Company’s financial statements.

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

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be as follows:

2004 (3 months)	123,000
2005	492,000
2006	492,000
2007	309,000

$1,416,000

Other intangibles are being amortized using the straight-line method. Future amortization of these other intangibles is expected to be as follows:

2004 (3 months)	7,000
2005	26,000
2006	19,000

$52,000

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

Principal
Payments
2004 (3 months)	$700,000
2005	3,400,000
2006	9,660,000

Total	$13,760,000

In September of 2004, the proceeds related to the sale of the Buffalo and Jewett, Texas systems, were used to repay amounts outstanding under the company’s credit facility. This prepayment effectively reduced the amounts due in 2006 to $9,660,000.

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense) of not less than 1.50 to 1.00; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined)) of not less than 1.00 to 1.00. As of September 30, 2004, the Company was out of compliance with its Fixed Charge Coverage Ratio covenant, however, appropriate waivers have been obtained from the Company’s lender. Management believes that it is probable that the Company will be in compliance with its loan covenants during the remainder of 2004.

As of the date of this filing, the Amended and Restated Senior Credit Facility had an outstanding balance of $13,760,000, and applicable interest rates are as follows; $12,000,000 at a LIBOR based interest rate of 5.84%, $900,000 at a LIBOR based interest rate of 5.65%, and $860,000 at a LIBOR based interest rate of 5.65%. These interest rates expire during the fourth quarter of 2004, at which time new rates will be established. These rates also include a margin paid to the Company’s lender, as discussed above.

On June 24, 2004, the Company executed a commitment letter received from a recognized financial institution to lead the syndication of a significant credit facility for the Company. On July 2, 2004, the Company reported on Form 8-K that it was anticipated that funds from the new credit facility, if secured by the Company, would be used to refinance existing senior bank debt, to redeem in their entirety all of the Company’s senior subordinated notes pursuant to the optional redemption provisions of those notes, and to provide excess borrowing capacity for possible future acquisition financing and funds for future capital expenditures and working capital. At that time it was also reported that the commitment was subject to various conditions outside of the Company’s control and that no assurances could be given that the credit facility would actually be secured.

Originally the Company contemplated that if syndication of the proposed credit facility was successful based on mutually agreeable terms between the Company and the syndication lenders, closing of the new credit facility could take place as early as the third quarter of 2004. At this time, however, the Company is in the process of reevaluating its overall credit needs, particularly with respect to the level of acquisition funding it was previously contemplating. It is management’s opinion that the Company can continue to operate, meets it obligations and execute its business plan under the current debt structure. Notwithstanding, the Company contemplates continuing to pursue a refinancing of current debt, subject to negotiation of suitable terms. It is now contemplated that if mutually agreeable terms can be reached, the credit facility closing may not occur until the second or third quarter of 2005, however the timing and terms of such a refinance are uncertain at this time.

It is important to note that final consummation of a revised credit facility remains subject to various conditions outside of the Company’s control, and that no assurances can be given at this time that these conditions will be satisfied or that the credit facility will actually be secured. Outstanding conditions include, but are not limited to, no material adverse changes in the operations of the Company, no material adverse changes in financial, banking or capital market conditions, satisfactory results of due diligence review by the lenders, and mutually satisfactory negotiation of definitive documentation of the credit facility, among others.

(4) System Sales

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). The Port Angeles System was sold at a price of approximately $11,375,000, of which the Company received approximately $10,800,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Company received notice from the buyer of the Port Angeles System of certain claims, which were made under the hold back agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $433,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Company has filed a lawsuit against the buyer of the Port Angeles System for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Company in March of 2004.

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

The revenue, expenses and other items attributable to the operations of the Aiken and Port Angeles systems during the first quarter of 2003, through the date the respective systems were sold, have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the nine months ended
September 30, 2003

Service revenues	$3,079,389
Expenses (income):
Cable system operations (including $6,289, net paid to affiliates)	1,254,073
General and administrative (including $152,093 paid to affiliates)	525,281
Management fees paid to Parent	153,637
Depreciation and amortization	417,798
Gain on disposal of assets	(31,525,585)

Total operating expenses (income), net	(29,174,796)

Income from operations	32,254,185
Other expense:
Interest expense and amortization of loan fees	(711,822)

(711,822)

Income from operations before income tax expense	31,542,363

Income tax expense	(500,000)

Net income	$31,042,363

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

     In August 2004, the Company sold its systems serving the areas of Buffalo and Jewett, Texas. These systems served approximately 415 basic subscribers and were sold for approximately $130,000. The net proceeds from this sale were used to repay amounts outstanding under the Company’s Amended and Restated Senior Credit Facility. The pro forma effect of this transaction did not have a material impact on the Company’s financial statements.

PART I (continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations — Nine Months Ended September 30, 2004 and 2003

Revenues from continuing operations totaled $37.9 million for the nine months ended September 30, 2004, an increase of $700,000 or approximately 2%, over the same period in 2003. Of the 2004 revenues, $25.8 million (68%) was derived from basic services, $2.3 (6%) from premium services, $4.9 million (13%) from expanded basic services, $600,000 (1%) from digital services, $1.4 million (4%) from high-speed Internet services, $1.4 million (4%) from advertising and $1.5 million (4%) from other sources.

Average monthly revenue from continuing operations per subscriber increased $3.25 or approximately 7%, from $47.46 for the nine months ended September 30, 2003 to $50.71 for the nine months ended September 30, 2004. This increase is primarily attributable to rate increases implemented during the first quarter of 2004 and increased revenue from the Company’s high speed Internet product offering, offset by decreased advertising revenue.

Cable system operation expenses attributable to continuing operations increased approximately $600,000, or 4%, from $15.0 million to $15.6 million for the nine months ended September 30, 2004. This increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with high-speed Internet services, offset by decreased advertising costs.

General and administrative expenses attributable to continuing operations increased approximately $700,000, or 11%, from $6.3 million to $7.0 million for the nine months ended September 30, 2004. This increase is primarily attributable to increases in corporate overhead allocations by the Company’s Parent. These corporate overhead allocations had been reduced in prior periods, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges. The increase is also attributable to increased salary expense and increased temporary service costs at certain systems.

Management fees attributable to continuing operations for the nine months ended September 30, 2004 remained relatively constant with the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses attributable to continuing operations for the nine months ended September 30, 2004 increased approximately $400,000, or 6%, from $6.6 million to $7.0 million for the nine months ended September 30, 2004. The increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated or amortized.

Interest expense and amortization of loan fees allocated to continuing operations increased approximately $300,000, or 4%, from $8.4 million to $8.7 million for the nine months ended September 30, 2004. This increase is primarily attributable to a $120,000 unrealized gain recognized on the Company’s interest rate swap agreements during the first nine months of 2003, which was not recognized during 2004. This amount is included in the interest expense and amortization of loan fees line item in the accompanying financial statements. In addition, the Company experienced higher effective interest rates during the first nine months of 2004, as compared to 2003 and the Company’s loan fee amortization increased by approximately $86,000 as a result of the costs incurred with the amendment and restatement of the Company’s senior credit facility in November of 2003.

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

EBITDA from continuing operations decreased approximately $800,000, or 6%, from $14.2 million to $13.4 million for the nine months ended September 30, 2004, and EBITDA margin decreased from 38.0% to 35.4% for the nine months ended September 30, 2004. The aforementioned increases in revenues were offset by increased cable system operations and general and administrative expenses resulting from rate increases by certain programming vendors, increased costs associated with the launch of the Company’s high speed Internet product and increased corporate overhead allocations from the Company’s Parent, discussed above.

EBITDA represents a non-GAAP measure and is one of the primary measures used by our management to evaluate performance and to forecast future results. EBITDA margin represents EBITDA as a percentage of revenue. We believe EBITDA is useful to assess performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure is that it excludes depreciation and amortization, which represents the period costs of certain capitalized tangible and intangible assets, and gains and losses recognized on the disposal of assets. It is also not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our definitions of EBITDA may not be identical to similarly titled measures reported by other companies. The following represents a reconciliation of EBITDA to operating income and EBITDA margin to service revenues, which represent the most directly comparable GAAP measures:

	Nine Months Ended September 30,
	2004	2003
EBITDA:
EBITDA	$13,425,353	$14,155,503
Depreciation and amortization expense	(7,009,574)	(6,643,558)
Loss on disposal of assets	(302,354)	(50,079)

Income from operations	6,113,425	7,461,866
Interest expense and amortization of loan fees	(8,699,563)	(8,396,406)
Other, net	39,072	23,528

Loss from continuing operations before income tax expense	(2,547,066)	(911,012)
Income tax expense	(695,803)	(183,165)

Loss from continuing operations	$(3,242,869)	$(1,094,177)

EBITDA MARGIN:
EBITDA	$13,425,353	$14,155,503
Service Revenues	$37,906,067	$37,242,399

EBITDA Margin	35.4%	38.0%

Results of Operations — Three Months Ended September 30, 2004 and 2003

Revenues totaled $12.7 million for the three months ended September 30, 2004, an increase of $300,000, or approximately 2%, over the same period in 2003. Of the 2004 revenues, $8.5 million (67%) was derived from basic services, $700,000 (5%) from premium services, $1.6 million (13%) from expanded basic services, $200,000 (2%) from digital services, $700,000 (5%) from high-speed Internet services, $500,000 (4%) from advertising and $500,000 (4%) from other sources.

Average monthly revenue per subscriber increased $4.09 or 9% from $47.81 for the three months ended September 30, 2003 to $51.90 for the three months ended September 30, 2004. This increase is primarily attributable to rate increases implemented during the first quarter of 2004 and increased revenue from the Company’s high speed Internet product offering, offset by decreased advertising revenue.

Cable system operation expenses increased approximately $400,000, or 8% from $4.9 million to $5.3 million for the three months ended September 30, 2004. This increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with high-speed Internet services, offset by decreased advertising costs.

General and administrative expenses for the three months ended September 30, 2004 increased approximately $100,000, or 4%, from $2.3 million to $2.4 million. Such increase is primarily attributable to increased administrative salary costs, increased marketing expenses, and increased property taxes at certain of the Company’s systems.

Management fees attributable for the three months ended September 30, 2004 remained relatively constant with the same period in the previous year. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expenses for the three months ended September 30, 2004 increased approximately $200,000, or 9%, from $2.2 million to $2.4 million for the three months ended September 30, 2004. The increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated or amortized.

Interest expense and amortization of loan fees for the three months ended September 30, 2004 increased only slightly compared to the same period in 2003. This increase is primarily attributable to higher interest rates applicable to the Amended and Restated Senior Credit Facility during the third quarter of 2004 compared to the same period in 2003, offset by lower average outstanding indebtedness as a result of required principal repayments.

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

Net cash provided by operating activities was $6.8 million for the nine months ended September 30, 2004. Adjustments to the $3.2 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $7.0 million of depreciation and amortization expense, $700,000 of deferred tax expense, $400,000 of amortization of loan fees, and increases in operating liabilities of $1.7 million, offset by decreases in operating assets of approximately $200,000.

Net cash provided by investing activities was $2.8 million for the nine months ended September 30, 2004, and consisted primarily of $3.8 million of escrow proceeds that were released to the Company related to the sales of the Aiken and Port Angeles systems and proceeds from the sale of the Company’s Buffalo and Jewett Texas systems of $100,000, offset by $6.8 million in capital expenditures.

Net cash used in financing activities consisted of $2.2 million in scheduled principal prepayments on the Amended and Restated Senior Credit Facility and loan fees of $100,000.

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

Principal
Payments
2004 (3 months)	$700,000
2005	3,400,000
2006	9,660,000

Total	$13,760,000

In September of 2004, the proceeds related to the sale of the Buffalo and Jewett, Texas systems, were used to repay amounts outstanding under the company’s credit facility. This prepayment effectively reduced the amounts due in 2006 to $9,6600,000.

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense) of not less than 1.50 to 1.00; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined)) of not less than 1.00 to 1.00. As of September 30, 2004, the Company was out of compliance with its Fixed Charge Coverage Ratio covenant, however, appropriate waivers have been obtained from the Company’s lender. Management believes that it is probable that the Company will be in compliance with its loan covenants during the remainder of 2004.

As of the date of this filing, the Amended and Restated Senior Credit Facility had an outstanding balance of $13,760,000, and applicable interest rates are as follows; $12,000,000 at a LIBOR based interest rate of 5.84%, $900,000 at a LIBOR based interest rate of 5.65%, and $860,000 at a LIBOR based interest rate of 5.65%. These interest rates expire during the fourth quarter of 2004, at which time, new rates will be established. These rates also include a margin paid to the Company’s lender, as discussed above.

On June 24, 2004, the Company executed a commitment letter received from a recognized financial institution to lead the syndication of a significant credit facility for the Company. On July 2, 2004, the Company reported on Form 8-K that it was anticipated that funds from the new credit facility, if secured by the Company, would be used to refinance existing senior bank debt, to redeem in their entirety all of the Company’s senior subordinated notes pursuant to the optional redemption provisions of those notes, and to provide excess borrowing capacity for possible future acquisition financing and funds for future capital expenditures and working capital. At that time it was also reported that the commitment was subject to various conditions outside of the Company’s control and that no assurances could be given that the credit facility would actually be secured.

Originally the Company contemplated that if syndication of the proposed credit facility was successful based on mutually agreeable terms between the Company and the syndication lenders, closing of the new credit facility could take place as early as the third quarter of 2004. At this time, however, the Company is in the process of reevaluating its overall credit needs, particularly with respect to the level of acquisition funding it was previously contemplating. It is management’s opinion that the Company can continue to operate, meets it obligations and execute its business plan under the current debt structure. Notwithstanding, the Company contemplates continuing to pursue a refinancing of current debt, subject to negotiation of suitable terms. It is now contemplated that if mutually agreeable terms can be reached, the credit facility closing may not occur until the second or third quarter of 2005, however the timing and terms of such a refinance are uncertain at this time.

It is important to note that final consummation of a revised credit facility remains subject to various conditions outside of the Company’s control, and that no assurances can be given at this time that these conditions will be satisfied or that the credit facility will actually be secured. Outstanding conditions include, but are not limited to, no material adverse changes in the operations of the Company, no material adverse changes in financial, banking or capital market conditions, satisfactory results of due diligence review by the lenders, and mutually satisfactory negotiation of definitive documentation of the credit facility, among others.

System Sales

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). The Port Angeles System was sold at a price of approximately $11,375,000 of which the Company received approximately $10,800,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Company received notice from the buyer of the Port Angeles system of certain claims, which were made under the hold back agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $433,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Company has filed a lawsuit against the buyer of the Port Angeles System for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Company in March of 2004.

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

The revenue, expenses and other items attributable to the operations of the Aiken and Port Angeles systems during the first quarter of 2003, through the date the respective systems were sold, have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the nine months ended
September 30, 2003
Service revenues	$3,079,389
Expenses (income):
Cable system operations (including $6,289, net paid to affiliates)	1,254,073
General and administrative (including $152,093 paid to affiliates)	525,281
Management fees paid to Parent	153,637
Depreciation and amortization	417,798
Gain on disposal of assets	(31,525,585)

Total operating expenses (income), net	(29,174,796)

Income from operations	32,254,185
Other expense:
Interest expense and amortization of loan fees	(711,822)

(711,822)

Income from operations before income tax expense	31,542,363

Income tax expense	(500,000)

Net income	$31,042,363

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

In August 2004, the Company sold its systems serving the areas of Buffalo and Jewett, Texas. These systems served approximately 415 basic subscribers and were sold for approximately $130,000. The net proceeds from this sale were used to repay amounts outstanding under the Company’s Amended and Restated Senior Credit Facility. The pro forma effect of this transaction did not have a material impact on the Company’s financial statements.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Company has capital requirements for (i) annual maturities related to the Company’s credit facilities and (ii) required minimum operating lease payments. The following table summarizes the Company’s contractual obligations as of September 30, 2004 and the anticipated effect of these obligations on its liquidity in future years:

		Payments Due By Period
		Less than	1 — 3	3 — 5	More than
	Total	1 year	years	years	5 years
Term loan	$113,760,000	$3,250,000	$110,510,000	$–	$–
Minimum operating lease payments	222,327	20,009	156,807	45,511	–

Total	$113,982,327	$3,270,009	$110,666,807	$45,511	$–

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Company also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as, generally, pole rentals are cancelable on short notice. The Company does, however, anticipate that such rentals will recur.

Capital Expenditures

For the nine months ended September 30, 2004, the Company incurred capital expenditures of approximately $6.8 million. Capital expenditures included: (i) expansion and improvements of cable properties including the launch of high-speed Internet services; (ii) additions to plant and equipment; (iii) improvement of existing equipment; (iv) cable line drops, extensions and installations of cable plant facilities; and (v) vehicle replacements.

The Company plans to invest approximately $1.7 million in capital expenditures for the remainder of 2004. This represents anticipated expenditures for upgrading and rebuilding certain distribution facilities, and continued deployment of high-speed Internet services. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s Revised Senior Credit Facility. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Company’s variable rate obligations would be approximately $138,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

	31 (a).	Certification of Chief Executive Officer dated November 12, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

	31 (b).	Certification of President (Principal Financial and Accounting Officer) dated November 12, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

	32 (a).	Certification of Chief Executive Officer dated November 12, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

	32 (b).	Certification of President (Principal Financial and Accounting Officer) dated November 12, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

Form 8-K filed October 28, 2004 discussing re-evaluation of refinancing needs.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY

SIGNATURES	CAPACITIES	DATE
/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	11-12-04
Assistant Secretary
Richard I. Clark

/s/ GARY S. JONES	President	11-12-04

Gary S. Jones