Form 10-K
period 2004-12-31
NORTHLAND CABLE TELEVISION INC
filed 2005-03-31
CIK 1051920

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354 eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

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

PART I

ITEM 1. BUSINESS

Northland Cable Television, Inc. (the “Company”), a Washington Corporation, was formed in October 1985 and owns and operates 31 cable television systems serving small cities, towns, and rural communities in California, Georgia, South Carolina, North Carolina, Texas and Washington (collectively the “Systems”). The Company is a wholly owned subsidiary of Northland Telecommunications Corporation (“NTC”), which, together with the Company and its other affiliates, has specialized in providing cable television and related services in non-urban markets since 1981. Other subsidiaries of NTC include:

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

NORTHLAND CABLE SERVICES CORPORATION (“NCSC”) — formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet related services provided by, Northland-affiliated cable systems. Also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Sole shareholder of Cable Ad-Concepts.

CABLE AD-CONCEPTS, INC. (CAC) — formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland affiliated cable systems.

NORTHLAND MEDIA, INC. — formed in April 1995 as a holding company. Sole shareholder of the following entity:

CORSICANA MEDIA, INC. — purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

Since closing its initial acquisition in 1986, the Company has continued to target, negotiate and complete acquisitions of cable systems and integrate the operation of such systems. The Company has increased its basic and premium subscribers through strategic acquisitions, selective system upgrades and extensions of its cable systems. As of December 31, 2004, the total number of basic subscribers served by the Systems was 79,307, and the Company’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 47%.

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

The Company has 74 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through 2022, have been granted by local and county authorities in the areas in which the Systems operate. While the franchises have defined lives based on the agreements with the franchising authorities, renewals are routinely granted, and management expects them to continue to be granted. These franchise agreements are expected to be used by the Company for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises are not material in relation to the carrying value of the franchises. These assumptions and expectations are supported by management’s experience with the Company’s franchising authorities and the franchising authorities of the Company’s affiliates. Franchise fees are paid to the granting governmental authorities. These fees vary between 1% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

THE SYSTEMS

The Company’s Systems are divided into four geographical regions. Unless otherwise indicated, all operating statistical data set forth in the following table and the region-by-region description of the Systems, which follows, is as of December 31, 2004.

							AVERAGE
							MONTHLY
				PERCENT OF			REVENUE
		BASIC		BASIC	PREMIUM		PER	EBITDA
	HOMES	SUBSCRIBERS	BASIC	SUBSCRIBERS	SERVICE	PREMIUM	BASIC	MARGIN
REGION	PASSED(1)	(2)	PENETRATION	(3)	UNITS(4)	PENETRATION	SUBSCRIBER	(5)
So. Carolina/No.
Carolina/Georgia	81,124	38,745	47.76%	48.85%	16,183	41.77%	$53.07	38.41%
Washington	18,356	9,342	50.89%	11.78%	3,718	39.80%	$48.63	30.11%
Texas	48,867	21,458	43.91%	27.06%	8,433	39.30%	$49.47	33.38%
California	19,674	9,762	49.62%	12.31%	5,323	54.53%	$48.20	29.89%

Total Systems	168,021	79,307	47.20%	100.00%	33,657	42.44%	$50.96	35.20%

(1)	Homes passed refers to estimates of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(2)	The number of basic subscribers has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenue for bulk accounts by the full basic service rate for the community in which the account is located.

(3)	Percentage of all basic subscribers based on an aggregate of all Systems.

(4)	Premium service units represent the number of subscriptions to premium channels.

(5)	EBITDA represents a non-GAAP measure and is one of the primary measures used by our management to evaluate performance and to forecast future results. EBITDA margin represents EBITDA as a percentage of revenue. We believe EBITDA is useful to assess performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure is that it excludes depreciation and amortization, which represents the period costs of certain capitalized tangible and intangible assets, and gains and losses recognized on the disposal of assets. It is also not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our definitions of EBITDA may not be identical to similarly titled measures reported by other companies. (See reconciliation of EBITDA to operating income (loss) included in the Results of Operations section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

The South Carolina/North Carolina/Georgia Region. The South Carolina/North Carolina/Georgia Region consists of seven headends serving 38,745 subscribers. Three headends, located in Greenwood and Clemson, South Carolina and Statesboro, Georgia, serve 34,697 subscribers or 89.5% of the total subscribers in the region. The region is currently operated from four primary local offices located in Greenwood and Clemson, South Carolina, Statesboro, Georgia and Highlands, North Carolina.

Clemson, South Carolina. The Clemson area systems serve 11,772 subscribers from two headends. The Clemson system, which is home to Clemson University, is the largest system, serving 11,619 subscribers or approximately 98.7%.

Approximately 63% of the Clemson system’s plant has a channel capacity of 450 MHz or better. The Company currently offers digital television service in the Clemson system and began offering high-speed Internet services to certain areas in 2003. Additionally, the Clemson area systems have a strong advertising sales effort, and their principal office and headend sites are owned by the Company.

Greenwood, South Carolina. The Greenwood system serves 15,758 subscribers from three headends, with 14,174 or approximately 90% of the systems’ total basic subscribers being served by the largest headend. The Greenwood system has a minimum of 450 MHz channel capacity. Approximately 60% of the systems’ plant has a channel capacity of 550 MHz. Although this system employed fiber optic technology, the Company has constructed an expansion of the fiber optic backbone designed to support 860 MHz capacity. Additionally, a fiber optic backbone interconnect was constructed to the Saluda and Edgefield systems for system upgrades and connection, which was completed during 2003. The Company currently offers digital television service in the Greenwood system and began offering high-speed Internet services to certain areas during 2003. The Greenwood area has a diversified industrial base consisting of local, national and foreign manufacturing companies covering such diverse industries such as pharmaceuticals, photo film textiles, industrial robotics, gardening seeds and prefabricated homes. The Company owns its office and headend site.

Statesboro, Georgia. The Statesboro system serves 8,904 subscribers from a single headend al of which are served by plant with 450 MHz channel capacity. The Company currently offers digital television service in the Statesboro system and began offering high-speed Internet services to certain areas during 2003. The Statesboro system has a strong advertising sales effort and its office and headend site are owned by the Company. Statesboro is home to Georgia Southern University.

Highlands, North Carolina. The Highlands system serves 2,311 subscribers from a single headend. Approximately 24% of the systems plant has a channel capacity of 330 MHz channel capacity and 76% has a channel capacity of 450 MHz. The system currently utilizes and plans to expand a fiber backbone designed to ultimately support 860 MHz capacity. Highlands is located on a plateau of the Blue Ridge Mountains where Georgia, North Carolina and South Carolina meet. The Highlands area has long been a vacation destination for affluent families from many Southern cities. The area is encircled by 200,000 acres of the End National Forest. One of the main attractions of Highlands is the area’s exclusive golf clubs. The system experiences seasonality in its subscriber base, the area’s low season (winter) and high season (summer) fluctuate by approximately 700 basic subscribers.

The Washington Region. The Washington region consists only of the Moses Lake, Washington system, as the Company’s system serving Port Angeles, Washington was sold during 2003.

Moses Lake, Washington. The Moses Lake area systems serve 9,342 subscribers from three headends. The Moses Lake headend serves 64% of the subscribers. Additionally, the Moses Lake headend has a channel capacity of 450 MHz and a fiber optic backbone designed to support a 750 MHz capacity. The Company currently offers digital television service throughout the Moses Lake system and offers high-speed Internet services to certain areas. The office, three headend sites and a microwave site are owned by the Company. The three headends are interconnected via microwave for the delivery of certain off-air broadcast signals imported from the Seattle and Spokane, Washington markets. Each system maintains a separate headend facility for reception and distribution of satellite signals. The Othello system currently has a channel capacity of 450 MHz and a majority of the Ephrata system has a channel capacity minimum of 400 MHz .

The Texas Region. The Texas Region is characterized by smaller systems, with 15 headends serving 21,458 subscribers. Seven headends currently serve 83% of the subscribers. Additionally, the Company’s management structure allows it to achieve operating efficiencies, as only five local offices are required to service the region.

Stephenville, Texas. The Stephenville area systems serve 4,696 subscribers from a cluster of four headends. Stephenville is home to Tarleton State College, an affiliate of Texas A&M University. All of the subscribers are currently served by plant with 450 MHz or better channel capacity. The Company currently offers digital television service in the Stephenville system. The office and three of the headend sites are owned by the Company.

Mexia, Texas. The Mexia area systems serve 8,773 subscribers from a cluster of nine headends, with the two largest headends, Mexia and Crockett, serving 58% of the subscribers. Approximately 98% of the systems’ plant has a channel capacity of at least 400 MHz, with the Mexia headend utilizing a fiber optic backbone. The Company offers digital television service in the Mexia. The Mexia area has a diversified economy with Nucor Steel, Inc. as a major employer.

Marble Falls, Texas. The Marble Falls area systems serve 6,907 subscribers from a cluster of three headends. Approximately 83% of the subscribers in the area are served from a single headend. The combination office and headend site in Marble Falls is owned by the Company. Over the next two to three years the remaining systems in the Marble Falls area are scheduled to be upgraded to 400 MHz or 550 MHz capacity. The Company currently offers digital television service in the Marble Falls system and began offering high-speed Internet services to certain areas during 2003. The Marble Falls region is a popular outdoor recreation and retirement area for families from nearby Austin and San Antonio.

Navasota, Texas. The remaining headend in the Texas region, located in the Navasota, serves 1,082 subscribers, with all of the subscribers served by plant with 400 MHz capacity or better.

The California Region. The California Region serves 9,762 subscribers from six headends, which are operated from three offices located in Yreka, Oakhurst and Mount Shasta, California. Three headends serve 8,788 subscribers or 90% of the total subscribers in the region.

Oakhurst, California. The Oakhurst, California area is one of the entrances to Yosemite National Park. The Oakhurst area systems serve 3,168 subscribers from a cluster of five headends. The Oakhurst headend serves 69% of the subscribers in the area. Approximately 83% of the system’s plant has a channel capacity of at least 400 MHz. The Company currently offers digital television service in the Oakhurst system.

Yreka, California. The Yreka, California system, located near Mt. Shasta National Park, serves 2,798 subscribers from a single headend. Yreka is the county seat of Siskiyou County. The Yreka system currently has a minimum plant capacity of 450 MHz. The Company currently offers digital television service in the Yreka system and began offering high-speed Internet services to certain areas in 2004. The Yreka office and headend sites are owned by the Company.

Mount Shasta, California. The Mount Shasta, California system, serves 3,796 subscribers from a primary headend and is located in close proximity to the Company’s Yreka system. The system sits at the base of 14,162 foot Mt. Shasta, which attracts tourists year round with skiing, hiking and golf courses nearby. The communities of Mount Shasta, Dunsmuir and Weed are connected by fiber optic backbone and the community of McCloud is connected via AML microwave. Approximately 63% of the plant has 450 MHz capacity with the remaining plant having 550 MHz capacity. The Company currently offers digital television service in the Mount Shasta system and began offering high-speed Internet services during 2003. The Mount Shasta area has a strong economic base. Forestry, forest services and tourism are the major industries.

As of December 31, 2004, the Company had approximately 205 full-time employees and 12 part-time employees. 11 of the Company’s employees at its Moses Lake, Washington system are represented by a labor union. The Company considers its relations with its employees to be good.

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

Company revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into five categories: basic subscribers, expanded basic subscribers, premium subscribers, digital subscribers, and Internet subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of programming service, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, The Movie Channel, Encore and Starz. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered. “Internet Subscribers” are those who subscribe to the Company’s high speed Internet service, which is offered via a cable modem.

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

A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Company has not entered into any such “access” arrangement. However, we cannot provide any assurance that regulatory authorities will not impose “open access” or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

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

High-Speed Internet Service

Since its introduction, some local governments and various competitors have sought to impose regulatory requirements on certain aspects of ISP services. Thus, a few local governments have sought to impose regulation on cable provision of Internet services, and in each case, the court has invalidated each such regulation. Similarly, the FCC has refused to classify high-speed cable data services as a “telecommunications service”, but rather has classified it as an “interstate information service.” As such, high-speed cable services are currently free from local regulation. Despite the FCC rulings, several localities have sought judicial review of the FCC’s decision. In addition, the FCC may always consider whether to impose any regulatory requirements, whether LFAs should be able to impose any fees or other regulations, such as customer service standards. Further, several LFAs have sued other cable operators seeking payment of franchise fees on cable Internet services. Currently, the FCC has ruled that such fees are not allowable. The matter has been addressed by at least one appellate court which has similarly ruled that Internet services are not subject to LFAs franchise fees.

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

Multiple Dwelling Unit Inside Wiring; Subscriber Access; Satellite Dish Installations

The FCC has established rules that regulate how an incumbent cable operator, upon expiration of a multiple dwelling unit’s (“MDU”) service contract, sells, abandons, or removes “home run” wiring that was installed by the cable operator in a MDU building. While these inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible, the FCC has also declined to prohibit exclusive or to cap perpetual arrangements held by incumbent cable operators with MDU owners. However, in certain states, local access laws prohibit exclusive arrangements with MDUs. Further, with limited exceptions, existing federal and FCC regulation prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners’ association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas satellite dishes on property within the exclusive control of a tenant or property owner.

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

(b) The Company has one common equity holder as of December 31, 2004.

(c) During 2004, the Company did not pay cash dividends and has no intentions of paying cash dividends in the foreseeable future, due to restrictions in its loan agreements.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	For the years ended December 31,
	2004	2003	2002	2001 (1)	2000 (1)

SUMMARY OF OPERATIONS:

Revenue	$50,469,380	$49,630,146	$48,784,362	$50,039,588	$48,452,897

Operating income	8,184,031	9,665,640	11,804,492	17,803,587	5,110,991

(Loss) income from continuing operations	(4,347,973)	(1,965,428)	1,892,299	1,937,116	(13,392,013)

Income (loss) from discontinued operations (2)	—	30,742,979	(423,649)	(3,801,834)	(876,430)

Net income (loss)	(4,347,973)	28,777,551	1,468,650	(1,864,718)	(14,268,443)

(1)	As of December 31, 2001, the Company discontinued amortization of its franchise agreements and goodwill in accordance with SFAS No. 142. Amortization of these items attributable to continuing operations was $8,128,664 and $8,012,500 for the years ended December 31, 2001 and 2000, respectively.

(2)	On March 11 and March 31, 2003, the Company sold the operating assets and franchise rights of its cable systems in and around Port Angeles, Washington and Aiken, South Carolina, respectively. The results of operations and the sale of these systems are presented as discontinued operations in this filing and the accompanying financial statements.

	As of December 31,
	2004	2003	2002	2001	2000

BALANCE SHEET DATA:

Total assets	$89,827,798	$96,648,818	$121,181,353	$125,926,194	$135,997,674

Notes payable	113,060,000	116,000,000	168,031,182	171,031,182	182,540,000

Total liabilities	121,019,885	123,492,932	176,803,018	182,748,509	192,022,121

Shareholder’s deficit	(31,192,087)	(26,844,114)	(55,621,665)	(56,822,315)	(56,024,447)

	For the quarters ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

Revenue	$12,563,313	$12,714,480	$12,667,905	$12,523,682	$12,387,748	$12,376,798	$12,459,845	$12,405,755

Operating income	2,070,606	2,050,005	2,041,334	2,022,086	2,203,778	2,235,842	2,597,093	2,628,927

(Loss) income from continuing operations	(1,105,104)	(1,033,544)	(1,049,097)	(1,160,228)	(871,160)	(641,760)	(277,458)	(175,050)

(Loss) income from discontinued operations	—	—	—	—	(299,384)	—	—	31,042,363

Net (loss) income	(1,105,104)	(1,033,544)	(1,049,097)	(1,160,228)	(1,170,544)	(641,760)	(277,458)	30,867,313

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2004 and 2003

Basic subscribers attributable to continuing operations decreased 5,289 or 6%, from 84,596 as of December 31, 2003 to 79,307 as of December 31, 2004. The loss in subscribers is a result of several factors including competition from DBS providers, availability of off-air signals in the Company’s markets and regional and local economic conditions. To reverse this customer trend, the Company is increasing its customer retention efforts and its emphasis on bundling its video and data products.

Revenues attributable to continuing operations increased $0.9 million or 2%, from $49.6 million to $50.5 million in 2004. Average monthly revenue attributable to continuing operations per basic subscriber increased $3.29 or 7%, from $47.67 to $50.96 for the year ended December 31, 2004. This increase is attributable to rate increases implemented in a majority of the Company’s systems during the year and increased penetration of new product tiers, specifically, high-speed Internet services, offset by the aforementioned decrease in total subscribers and decreased advertising revenue.

Cable system operations expense attributable to continuing operations, which includes costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $0.8 million or 4%, from $20.1 million to $20.9 million for the year ended December 31, 2004. Cable system operations expenses as a percentage of revenues increased from 40% to 41% for the year ended December 31, 2004. Such increase is primarily attributable to annual wage and benefit increases and higher programming costs resulting from rate increases by certain programming vendors and the launch of new services in various systems, offset by decreased advertising expenses.

General and administrative expenses attributable to continuing operations, which include on-site office and customer service personnel costs, increased approximately $0.8 million or 10% from $8.4 million to $9.2 million for the year ended December 31, 2004. This increase is primarily attributable to increases in corporate overhead allocations by the Company’s Parent. These corporate overhead allocations had been reduced to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s Parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges. This increase is also attributable to increased salary and benefit costs, bad debt expense and marketing costs.

Management fees from continuing operations remained relatively constant with 2003 management fees of $2.5 million. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expense attributable to continuing operations increased approximately 3%, from $8.9 million to $9.2 million in 2004. The increase is attributable to depreciation of recent purchases related to the upgrade and of plant and equipment, offset by certain assets becoming fully depreciated or amortized.

Interest expense and amortization of loan fees attributable to continuing operations increased approximately $0.4 million or 4%, from $11.2 million to $11.6 million for the year ended December 31, 2004. The increase is attributable to increased loan fee expense, offset by, decreased interest expense as a result of lower average outstanding indebtedness due to principal payments made during 2004, and lower interest rates applicable to the Company’s Senior Credit Facility during 2004 compared to 2003.

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

2003 and 2002

Basic subscribers attributable to continuing operations decreased 1,831 or 2%, from 86,427 as of December 31, 2002 to 84,596 as of December 31, 2003. Revenues attributable to continuing operations increased $0.8 million or 2%, from $48.8 million to $49.6 million in 2003. Average monthly revenue attributable to continuing operations per basic subscriber increased $1.89 or 4%, from $45.78 to $47.67 for the year ended December 31, 2003. This increase is attributable to rate increases implemented in a majority of the Company’s systems during the year and increased penetration of new product tiers, specifically, high-speed Internet services.

Cable system operations expense attributable to continuing operations, which includes costs related to programming, technical personnel, repairs and maintenance and advertising sales, increased approximately $0.8 million or 4%, from $19.3 million to $20.1 million for the year ended December 31, 2003. Cable system operation expenses as a percentage of revenues were approximately 40% for the years ended December 31, 2003 and 2002.

General and administrative expenses attributable to continuing operations, which include on-site office and customer service personnel costs, increased approximately $2.2 million or 35% from $6.2 million to $8.4 million for the year ended December 31, 2003. This increase is primarily attributable to increases in corporate overhead allocations by the Company’s Parent. These corporate overhead allocations had been reduced, to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s Parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for past reductions in corporate overhead charges. This increase is also attributable to increased salary and benefit costs, bad debt expense and marketing costs.

Management fees from continuing operations increased from $2.4 million to $2.5 million for the year ended December 31, 2003. Such increase was directly attributable to the revenue increases discussed above. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expense attributable to continuing operations increased approximately 1%, from $8.8 million to $8.9 million in 2003. The increase is attributable to depreciation of recent purchases related to the upgrade and of plant and equipment, offset by certain assets becoming fully depreciated or amortized.

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

EBITDA

EBITDA from continuing operations decreased approximately $0.8 million or 4%, from $18.6 million to $17.8 million for the year ended December 31, 2004, and EBITDA margin decreased from 38% to 35% for the year ended December 31, 2004. The aforementioned increases in revenues were offset by increased cable system operations and general and administrative expenses resulting from rate increases by certain programming vendors and increased corporate overhead allocations from the Company’s Parent, discussed above.

EBITDA from continuing operations decreased approximately $2.2 million or 11%, from $20.8 million to $18.6 million for the year ended December 31, 2003, and EBITDA margin decreased from 43% to 38% for the year ended December 31, 2003. The aforementioned increases in revenues were offset by increased cable system operations and general and administrative expenses resulting from rate increases by certain programming vendors and increased corporate overhead allocations from the Company’s Parent, discussed above.

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

	2004	2003	2002

EBITDA:

EBITDA	$17,773,350	$18,616,212	$20,812,151

Depreciation and amortization expense	(9,210,654)	(8,949,926)	(8,778,383)
Loss on disposal of assets	(378,665)	(646)	(229,276)

Income from operations	8,184,031	9,665,640	11,804,492

Interest expense and amortization of loan fees	(11,601,797)	(11,218,849)	(9,935,420)
Loss on extinguishment of debt	—	(257,391)	—
Other, net	(70,190)	29,469	33,800

Loss from continuing operations before income tax expense	(3,487,956)	(1,781,131)	1,902,872

Income tax expense	(860,017)	(184,297)	(10,573)

(Loss) income from continuing operations	(4,347,973)	(1,965,428)	1,892,299

EBITDA MARGIN:

EBITDA	$17,773,350	$18,616,212	$20,812,151

Service Revenues	$50,469,380	$49,630,146	$48,784,362

EBITDA Margin	35.2%	37.5%	42.7%

LIQUIDITY AND CAPITAL RESOURCES

The cable television business generally requires substantial capital for the construction, expansion, improvement and maintenance of the signal distribution system. In addition, the Company has pursued, and intends to pursue, a business strategy, which includes selective acquisitions. The Company has financed these expenditures through a combination of cash flow from operations, proceeds from system sales and borrowings under the Company’s credit facilities. For the years ended December 31, 2004, 2003 and 2002, the Company’s cash provided from operations was $6.9 million, $6.4 million and $9.1 million, respectively, all of which were sufficient to meet the Company’s debt service obligations and capital expenditure requirements for the respective periods, excluding acquisitions. Based on amounts outstanding as of December 31, 2004, the Company’s debt service obligations including interest, for the years ended December 31, 2005 and 2006 are expected to be approximately $14.4 million and $20.3 million, respectively. The Company believes that cash flow from operations will be adequate to meet the Company’s long-term liquidity requirements, excluding acquisitions, prior to the maturity of its long-term indebtedness, although no assurance can be given in this regard.

2004

Cash provided by operating activities was $6.9 million for the year ended December 31, 2004. Adjustments to the $4.3 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of deprecation and amortization of $9.2 million, amortization of loan fees of $0.6 million and deferred income tax expense of $0.8 million.

Cash used in investing activities was $5.0 million for the year ended December 31, 2004, and consisted primarily of capital expenditures of $9.0 million, offset by proceeds from the sale of systems of $4.0 million.

Cash used in financing activities was $3.1 million for the year ended December 31, 2004, and consisted of $2.9 million in principal payments on notes payable and payment of additional loan fees of $0.1 million.

Senior Subordinated Notes

In November 1997, the Company issued $100 million of 10 -1/4% senior subordinated notes due November 15, 2007. Proceeds from the offering were utilized to pay transaction costs and reduce amounts outstanding under the Company’s Senior Credit Facility by $95 million. The indenture pursuant to which the notes were issued will, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) make certain restricted payments as defined in the indenture; (iii) grant liens on assets; (iv) merge, consolidate or transfer substantially all of their assets; (v) enter into transactions with certain related parties; (vi) make certain payments affecting subsidiaries; (vii) sell assets; and (viii) issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants, which require the maintenance of certain ratios, including a debt to annualized operating cash flow ratio of 6.50 to 1. As of December 31, 2004, the Company was in compliance with the terms of the Notes.

Revised Senior Credit Facility

On November 13, 2003, the Company amended and restated its existing senior credit facility (the “Amended and Restated Senior Credit Facility”). The amendment and restatement resulted in the elimination of the lending syndicate and assumption of the credit facility by one of the syndicate members. Accordingly, the Company wrote off remaining deferred loan costs, which resulted in a loss on extinguishment of debt of approximately $300,000. The Company also capitalized loan fees of approximately $300,000, which were paid to the lender in connection with the transaction. The Amended and Restated Senior Credit Facility establishes a term loan in the amount of $15,000,000 and a $2,000,000 revolving credit loan, under which the Company borrowed $1,000,000 upon amendment and restatement. The proceeds from the Amended and Restated Senior Credit Facility were used to repay the Company’s existing senior credit facility, to provide working capital and for other general purposes. The Amended and Restated Senior Credit Facility matures on December 31, 2006 and requires the Company to make quarterly principal payments beginning March 31, 2004. The current portion of notes payable included in the accompanying balance sheet as of December 31, 2004 reflects the principal payment requirements of the Amended and Restated Senior Credit Facility. Annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments
2005	$3,400,000
2006	9,660,000

Total	$13,060,000

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00. As of December 31, 2004 the Company was out of compliance with its Minimum Fixed Charge Coverage Ratio, however, an appropriate waiver has been obtained.

In March of 2005, the Company further amended the Amended and Restated Senior Credit Facility such that the Company will be allowed to retain the net proceeds from the sale of the Navasota system, which are expected to be approximately $1.2 million. In addition, the amendment establishes a limitation on the maximum amount of annual capital expenditures to be incurred during 2005 of $5.7 million and modifies the Minimum Fixed Charge Coverage Ratio requirement during 2005 as follows:

March 31, 2005	0.80 to 1.00
June 30, 2005	0.80 to 1.00
September 30, 2005	0.80 to 1.00
December 31, 2005	0.90 to 1.00

The Minimum Fixed Charge Coverage Ratio requirements revert back to the original requirements of 1.00 to 1.00 in 2006.

As of the date of this filing, the balance under the Senior credit facility is approximately $13.1 million and applicable interest rates are as follows: $12.2 million at a LIBOR based interest rate of 6.22%, and $0.9 million at a LIBOR based interest rate of 6.13%. These rates expire during 2005 at which time new rates will be established.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Company has capital requirements for annual maturities and interest payments related to the term loan and required minimum operating lease payments. The following table summarizes the Company’s contractual obligations as of December 31, 2004 and the anticipated effect of these obligations on its liquidity in future years:

		Payments Due By Period
		Less than 1	2 – 3	4 – 5	More than 5
	Total	year	years	years	years

Credit Facilities	$113,060,000	$3,400,000	$109,660,000	—	—
Minimum operating lease payments	335,408	104,004	150,321	79,116	1,967

Total	$113,395,408	$3,504,004	$109,810,321	$79,116	$1,967

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Company also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as, generally, pole rentals are cancelable on short notice. The Company does, however, anticipate that such rentals will recur.

(c)	Note that obligations related to the Company‘s credit facilities exclude interest expense.

Capital Expenditures

For the year ended December 31, 2004, the Company had capital expenditures of approximately $9.0 million. Capital expenditures included: (i) expansion and improvements of cable properties including the launch of high-speed Internet services; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; and (v) vehicle replacements.

The Company plans to invest approximately $4.5 million in capital expenditures for 2005. Anticipated expenditures for 2005 include costs to be incurred for upgrading and rebuilding certain distribution facilities, continued deployment of high-speed Internet services, extensions of distribution facilities to add new subscribers and vehicle replacements. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.

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

In September 2004, the Company sold its systems serving the areas of Buffalo and Jewett, Texas. These systems served approximately 415 basic subscribers and were sold for approximately $149,000. The net proceeds from this sale were used to repay amounts outstanding under the Company’s Amended and Restated Senior Credit Facility. The transaction did not have a material impact on the Company’s financial statements.

SUBSEQUENT EVENTS

In February 2005, the Company executed a purchase and sale agreement to sell its system serving the community of Navasota, Texas, which serves approximately 1,080 subscribers. The system will be sold for approximately $1,316,100. Under the terms of an amendment to the Amended and Restated Senior Credit Facility, which was executed in March of 2005, the Company will be allowed to retain these net proceeds, which are expected to be approximately $1.2 million. The pro forma effect of the transaction will not have a material impact on the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies require a more significant amount of management judgment than other accounting policies the Company employs.

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

Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Company cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Company determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Company tested these intangibles for impairment as of January 1, 2002 and again during the fourth quarter of each subsequent year and determined that the fair value of the assets exceeded their carrying value. The Company will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

Management believes the franchises have indefinite lives because the franchises are expected to be used by the Company for the foreseeable future and effects of obsolescence and other factors are minimal. In addition, the level of expenditures required to obtain the future cash flows expected from the franchises are not material in relation to the carrying value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted, without substantial cost. This expectation is supported by management’s experience with the Company’s franchising authorities and the franchising authorities of the Company’s affiliates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are allocated to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, reduced the amount of costs allocated to the Company, to the extent the allocated costs would result in noncompliance with debt covenants. This reduction in direct costs allocated has been less than the management fee in all periods presented and that the methods used to allocate services to the Company are reasonable. The Company reflected $2.5 million, $1.9 million and $0.2 million of expenses attributable to continuing operations on the accompanying statements of operations for these services for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative, and programming expenses. The Company paid $0.1 million, $0.2 million and $0.2 million, net, attributable to continuing operations under the terms of these agreements during 2004, 2003, and 2002, respectively.

Certain Business Relationships

John E. Iverson, a Director and Assistant Secretary of the Company, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Company and its affiliates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s Revised Senior Credit Facility. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Company’s variable rate obligations would be approximately $113,000.

The Company does not use financial instruments for trading or other speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company for the years ended December 31, 2004, 2003 and 2002 are included as a part of this filing (see Item 15 (a) below).

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

There has been no change in the Company’s internal controls over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
John S. Whetzell	63	Director, Chairman of the Board and Chief Executive Officer
Richard I. Clark	47	Director, Executive Vice President, Treasurer and Assistant Secretary
Gary S. Jones	47	President
Richard J. Dyste	59	Senior Vice President, Technical Services
R. Gregory Ferrer	49	Vice President and Assistant Treasurer
H. Lee Johnson	61	Divisional Vice President
John E. Iverson	68	Director and Secretary
Matthew J. Cryan	40	Vice President, Budgets and Planning
Rick J. McElwee	43	Vice President, Controller

JOHN S. WHETZELL (AGE 63.). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 30 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

JOHN E. IVERSON (AGE 68). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 42 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

RICHARD I. CLARK (AGE 47). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 26 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

GARY S. JONES (AGE 47). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

RICHARD J. DYSTE (AGE 59). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

H. LEE JOHNSON (AGE 61). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 35 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

R. GREGORY FERRER (AGE 49). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

MATTHEW J. CRYAN (AGE 40). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

RICK J. MCELWEE (AGE 43). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2004 is as follows:

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

	NUMBER OF	PERCENTAGE OF
	SHARES BENEFICIALLY	SHARES BENEFICIALLY
BENEFICIAL OWNER	OWNED	OWNED
John S. Whetzell.	1,017,000	22.44%
Adele P. Butler.	530,000	11.70%
Pamela B. McCabe.	510,144	11.26%
Robert M. Arnold.	384,000	8.47%
Richard I. Clark.	319,000	7.04%
Robert A. Mandich.	278,400	6.14%
Gary S. Jones.	66,818	1.35%
John E. Iverson.	50,000	1.10%
Richard J. Dyste.	33,714	*
H. Lee Johnson.	26,455	*
R. Gregory Ferrer.	13,688	*
Matthew J. Cryan.	7,998	*
Rick J. McElwee.	7,296	*
All executive officers and directors as a group (nine persons).	1,541,949	34.03%

*	Represents less than 1% of the shares beneficially owned.

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

The Management Agreement provides that NTC shall render or cause to be rendered supervisory services to the Company, including, among other things supervising and monitoring: (i) the affairs, management and operations of the Company and its systems; (ii) the accounting and other financial books and records of the Company and its systems; (iii) the hiring, training and supervision of the Company’s employees; and (iv) the Company’s fulfillment of its contractual obligations in connection with its systems. In return for its management services, NTC receives a management fee, payable monthly, equal to 5.0% of the Company’s gross revenues (the “Management Fee”). For the years ended December 31, 2004, 2003 and 2002, the Company paid a Management Fee of $2.5 million, $2.5 million and $2.4 million, respectively, attributable to continuing operations.

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

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are allocated to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. NTC has, from time to time, reduced the amount of costs allocated to the Company, to the extent the allocated costs would result in noncompliance with debt covenants. This reduction in direct costs allocated has been less than the management fee in all periods presented and that the methods used to allocate services to the Company are reasonable. and that the methods used to allocate services to the Company are reasonable. The Company reflected $2.5 million, $1.9 million and $0.2 million of expenses attributable to continuing operations on the accompanying statements of operations for these services for the years ended December 31, 2004, 2003, and 2002, respectively.

OPERATING AGREEMENTS WITH AFFILIATES

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative, and programming expenses. The Company paid $0.1 million, $0.2 million and $0.2 million, net, attributable to continuing operations under the terms of these agreements during 2004, 2003, and 2002, respectively.

(b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Company, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Company and its affiliates.

(c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2004 and 2003 are set forth below.

	Year Ended December 31,
	2004	2003

Audit fees	$93,225	$71,293
Audit-related fees	—	$2,405

Total	$93,225	$73,698

Audit fees for the fiscal years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the Company’s financial statements for the respective years and quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Audit-related fees for the fiscal year ended December 31, 2003 were for assurance and related services associated with employee benefit plan audits.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Director’s of the Company’s Parent pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a) FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets—December 31, 2004 and 2003	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	F-3

Consolidated Statements of Changes in Shareholder’s Deficit for the years ended December 31, 2004, 2003 and 2002	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-5

Notes to Consolidated Financial Statements—December 31, 2004 and 2003	F-6

(b) REPORTS ON FORM 8-K :

Form 8-K filed July 2, 2004 discussing the possibility of obtaining a significant credit facility for the Company.

Form 8-K filed October 28, 2004 discussing re-evaluation of refinancing needs.

(c) EXHIBITS:

10.4	Purchase and Sale Agreement between Northland Cable Television, Inc. and Cequel III Communications I, LLC dated February 2, 2005.

10.5	First Amendment to Amended and Restated Credit Agreement dated March 31, 2005.

31(a)	Certification of Chief Executive Officer dated March 31, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31(b)	Certification of President (Principal Financial and Accounting Officer) dated March 31, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32(a)	Certification of Chief Executive Officer dated March 31, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32(b)	Certification of President (Principal Financial and Accounting Officer) dated March 31, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE TELEVISION, INC.

	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer
Date: 3-31-05

Pursuant o the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE
/S/ JOHN S. WHETZELL	Director, Chairman of the Board and	3-31-05
John S. Whetzell	Chief Executive Officer
/S/ RICHARD I. CLARK	Director, Executive Vice President, Treasurer	3-31-05
Richard I. Clark	and Assistant Secretary
/S/ GARY S. JONES	President	3-31-05
Gary S. Jones
/S/ JOHN E. IVERSON	Director and Secretary	3-31-05
John E. Iverson

Report of Independent Registered Public Accounting Firm

The Shareholder
Northland Cable Television, Inc.:

We have audited the accompanying consolidated balance sheets of Northland Cable Television, Inc. and subsidiary (a Washington Corporation and wholly owned subsidiary of Northland Telecommunications Corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Television, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

Seattle, Washington
March 31, 2005

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$913,878	2,134,254
Due from Parent and affiliates	819,553	653,029
Accounts receivable	1,098,644	1,663,699
System sale receivable	—	4,279,968
Prepaid expenses	483,351	464,934

Total current assets	3,315,426	9,195,884

Investment in cable television properties:
Property and equipment, at cost	108,667,159	102,748,514
Less accumulated depreciation	(67,373,869)	(60,525,405)

	41,293,290	42,223,109
Franchise agreements (net of accumulated amortization of $38,923,291)	39,504,437	39,493,670
Goodwill (net of accumulated amortization of $2,407,104)	3,937,329	3,937,329
Other intangible assets (net of accumulated amortization of $3,231,686 and $3,205,791, respectively)	45,302	71,197

Total investment in cable television properties	84,780,358	85,725,305

System sale receivable	433,200	—
Loan fees (net of accumulated amortization of $2,782,038 and $2,307,604, respectively)	1,298,814	1,727,629

Total assets	$89,827,798	96,648,818

Liabilities and Shareholder's Deficit
Current liabilities:
Accounts payable	$747,973	700,984
Subscriber prepayments	1,343,651	1,401,200
Accrued expenses	4,732,046	5,034,606
Converter deposits	93,604	107,101
Due to affiliates	36,203	96,847
Current portion of notes payable	3,400,000	2,800,000

Total current liabilities	10,353,477	10,140,738
Notes payable, net of current portion	109,660,000	113,200,000
Deferred income taxes	1,006,408	152,194

Total liabilities	121,019,885	123,492,932

Commitments and contingencies
Shareholder’s deficit:
Common stock (par value $1.00 per share)
Authorized 50,000 shares; issued and outstanding 10,000 shares and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(43,551,464)	(39,203,491)

Total shareholder’s deficit	(31,192,087)	(26,844,114)

Total liabilities and shareholder’s deficit	$89,827,798	96,648,818

See accompanying notes to consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Revenues:
Service revenues	$50,469,380	49,630,146	48,784,362
Operating expenses:
Cable system operations (including $37,589, $303,615, and $268,706, net paid to affiliates, excluding depreciation and amortization recorded below)	20,922,526	20,092,666	19,309,669
General and administrative (including $2,528,103, $1,806,295, and $173,168, net, paid to affiliates)	9,250,035	8,439,428	6,223,324
Management fees to Parent	2,523,469	2,481,840	2,439,218
Depreciation and amortization	9,210,654	8,949,926	8,778,383
Loss on disposal of assets	378,665	646	229,276

Total operating expenses	42,285,349	39,964,506	36,979,870

Income from operations	8,184,031	9,665,640	11,804,492
Other income (expense):
Interest expense and amortization of loan fees	(11,601,797)	(11,218,849)	(9,935,420)
Loss on extinguishment of debt	—	(257,391)	—
Other, net	(70,190)	29,469	33,800

(Loss) income from continuing operations before income tax expense	(3,487,956)	(1,781,131)	1,902,872
Income tax expense	(860,017)	(184,297)	(10,573)

(Loss) income from continuing operations	(4,347,973)	(1,965,428)	1,892,299
Discontinued operations:
Income (loss) from operations of Aiken and Port Angeles systems, net of tax of $660,000 in 2003 (including gain on sale of systems of $31,386,201 in 2003)	—	30,742,979	(423,649)

Net (loss) income	(4,347,973)	28,777,551	1,468,650

Other comprehensive (loss) income:
Reclassification of accumulated other comprehensive income to unrealized gain (loss) on interest rate swap agreements	—	—	(268,000)

Other comprehensive loss	—	—	(268,000)

Total comprehensive (loss) income	$(4,347,973)	28,777,551	1,200,650

See accompanying notes to consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY
Consolidated Statements of Changes in Shareholder’s Deficit
Years ended December 31, 2004, 2003, and 2002

	Common stock		Accumulated
	and additional		other
	paid-in capital		comprehensive	Accumulated
	Shares	Amount	income	deficit	Total
Balance, December 31, 2001	10,000	$12,359,377	268,000	(69,449,692)	(56,822,315)
Net income and other comprehensive loss, net	—	—	(268,000)	1,468,650	1,200,650

Balance, December 31, 2002	10,000	12,359,377	—	(67,981,042)	(55,621,665)
Net income	—	—	—	28,777,551	28,777,551

Balance, December 31, 2003	10,000	12,359,377	—	(39,203,491)	(26,844,114)
Net loss	—	—	—	(4,347,973)	(4,347,973)

Balance, December 31, 2004	10,000	$12,359,377	—	(43,551,464)	(31,192,087)

See accompanying notes to consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(4,347,973)	28,777,551	1,468,650
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,210,654	9,367,724	10,674,194
Amortization of loan costs	550,194	500,242	680,351
Loss on extinguishment of debt	—	257,391	—
Loss (gain) on disposal of assets	378,665	(31,385,555)	229,276
Unrealized gain on interest rate swap agreements	—	(120,377)	(2,067,210)
Deferred income tax expense	854,214	152,194	—
Other, primarily cable equipment losses	288,847	21,313	—
Changes in certain assets and liabilities, net of acquisition:
Due to/from Parent and affiliates	(227,168)	3,589	(515,335)
Accounts receivable	576,359	778,264	(473,076)
Prepaid expenses	(18,519)	(45,117)	90,071
Accounts payable	6,779	(191,971)	(285,504)
Subscriber prepayments	(55,566)	(1,137,444)	223,301
Other current liabilities, net	(312,950)	(552,562)	(901,949)

Cash provided by operating activities	6,903,536	6,425,242	9,122,769

Cash flows from investing activities:
Investment in property and equipment	(9,033,744)	(7,041,321)	(8,262,327)
Proceeds from disposition of cable systems	3,990,778	53,424,467	1,017,457
Proceeds from disposal of assets	6,900	18,678	79,591
Franchise fees and other intangibles	(10,767)	(6,534)	(8,295)

Cash (used in) provided by investing activities	(5,046,833)	46,395,290	(7,173,574)

Cash flows from financing activities:
Proceeds from notes payable	—	16,000,000	—
Principal payments on notes payable	(2,940,000)	(68,031,182)	(3,000,000)
Loan fees	(137,079)	(321,193)	(7,197)

Cash used in financing activities	(3,077,079)	(52,352,375)	(3,007,197)

(Decrease) increase in cash and cash equivalents	(1,220,376)	468,157	(1,058,002)
Cash and cash equivalents, beginning of year	$2,134,254	1,666,097	2,724,099

Cash and cash equivalents, end of year	$913,878	2,134,254	1,666,097

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,110,659	11,640,908	15,764,020
Cash paid for state income taxes	5,803	9,810	10,573
Supplemental disclosure of noncash activities:

     A hold back note of approximately $1,000,000 was held in escrow until June of 2002 related to the 2001 sale of the Bainbridge Island system.

See accompanying notes to consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(1)	Organization and Significant Accounting Policies

(a)	Formation and Business

Northland Cable Television, Inc. (NCTV or the Company), a Washington corporation, was formed to own and operate cable television systems. As of December 31, 2004, NCTV had 74 nonexclusive franchises to operate cable television systems. These franchises expire at various dates through 2022.

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

December 31, 2004 and 2003

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

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Company, and are net of an allowance for doubtful accounts of $55,000 as of December 31, 2004 and $0 as of December 31, 2003. Receivables are stated at net realizable value and are written-off when the Company deems specific customer invoices to be uncollectible.

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

At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains or losses are included in the consolidated statement of operations.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

The Company recorded depreciation expense within continuing operations of $9,184,760, $8,857,018, and $8,539,836 in 2004, 2003, and 2002 respectively, and depreciation expense within discontinued operations of $416,545 and $1,770,762 in 2003 and 2002, respectively.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

(f)	Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Company cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. The amortization of existing goodwill, which is related to two profit centers remaining in continuing operations, ceased on December 31, 2001. The Company determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Accordingly, amortization of franchise agreements also ceased on December 31, 2001. The Company tested goodwill for impairment during the fourth quarter of 2004, 2003 and 2002 and determined that the fair value of the reporting units, for which goodwill is a component, exceeded the carrying value of the respective reporting units. The Company also tested intangible assets determined to have indefinite lives for impairment annually during the fourth quarter and determined that the fair value of the assets exceeded their carrying value. The Company determined that there are not conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Company will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

(g)	Loan Fees

Loan fees are being amortized using the straight-line method, which approximates the effective interest method, over periods of 5 to 10 years (current weighted average remaining useful life of 2.76 years). The Company recorded amortization of loan fees attributable to continuing operations of $550,194, $438,996, and $451,844 in 2004, 2003, and 2002, respectively, and amortization of loan fees attributable to discontinued operations of $61,246 and $228,507 in 2003 and 2002, respectively. Future amortization of loan fees is expected to be as follows:

2005	$494,780
2006	494,780
2007	309,254

$1,298,814

(h)	Other Intangible Assets

Other intangible assets are being amortized using the straight-line method over periods of five years (current weighted average remaining useful life of 1.75 years). The Company recorded amortization expense attributable to continuing operations of $25,894, $92,908, and $238,547 in 2004, 2003, and 2002, respectively, and amortization expense attributable to discontinued operations of $1,253 and $125,048 in 2003 and 2002, respectively. Future amortization of other intangible assets is expected to be as follows:

2005	$25,887
2006	19,415

$45,302

(i)	Self Insurance

NCTV began self-insuring for aerial and underground plant in 1996. Beginning in 1997, NCTV began making quarterly contributions into an insurance fund maintained by NTC which covers all Northland entities and would defray a portion of any loss should NCTV be faced with a significant

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

uninsured loss. To the extent NCTV’s losses exceed the fund’s balance, NCTV would absorb any such loss. If NCTV were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The capital cost of replacing such equipment and physical plant could have a material adverse effect on NCTV, its financial condition, prospects and debt service ability.

Amounts paid to NTC, which maintains the fund for the Company and its affiliates, are expensed as incurred and are included in the consolidated statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Company records an expense for the amount of the loss, net of any amounts to be drawn from the fund. During 2001, NCTV was charged $18,728 by the fund. Management of NTC suspended contributions during 2001 and throughout 2002 based on its assessment that the current balance would be sufficient to meet potential claims. In 2004 and 2003, the Company was required to make contributions and was charged $9,978 and $12,065, respectively, by the fund. As of December 31, 2004, the fund (related to all Northland entities) had a balance of $588,379.

(j)	Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $1,972,584, $2,631,289, and $2,619,278 in 2004, 2003, and 2002, respectively, and local spot advertising revenues earned in discontinued operations were $115,178 and $517,735 in 2003 and 2002, respectively.

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

The Company is exposed to credit related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Company currently deals only with its bank. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms, which in the Company’s case, is based on notional amounts and the interest rates.

The Company records all derivative instruments on the balance sheet at fair value. The changes in the fair value of derivatives are recognized in earnings, unless the instrument has been designated and documented as a hedge.

The Company elected not to designate its derivatives as hedges under SFAS No. 133. Agreements in place as of December 31, 2002 expired during 2003, and the Company elected not to enter into any new agreements.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(l)	Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $743,671, $1,307,896, and $1,173,746 in 2004, 2003, and 2002, respectively, and advertising costs attributable to discontinued operations were $38,714 and $194,266 in 2003 and 2002, respectively.

(m)	Segment Information

The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company manages its business and makes operating decisions at the operating segment level. Following the operating segment aggregation criteria in SFAS No. 131, the Company reports business activities under a single reportable segment, telecommunications services. Additionally, all of its activities take place in the United States of America.

(n)	Concentration of Credit Risk

The Company is subject to concentrations of credit risk from cash investments on deposit at various financial institutions that at times exceed insured limits by the Federal Deposit Insurance Corporation. This exposes the Company to potential risk of loss in the event the institution becomes insolvent.

(o)	Fair Value of Financial Instruments

Financial instruments consist of cash, interest rate swap agreements and notes payable. The fair value of interest rate swap agreements is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date and is equal to their carrying value. The fair value of the Revised Senior Credit Facility approximates its carrying value because of its variable interest rate nature (note 7). The estimated fair value of the Senior Subordinated Notes was $99,500,000 and $99,625,000 at December 31, 2004 and 2003, respectively (note 7).

(p)	Recently Adopted Accounting Principals

In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 is not expected to have a material impact on the Company’s consolidated financial statements.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(4)	Transactions with Related Parties

(a)	Management Fees

The Company pays management fees to NTC equal to 5% of NCTV’s gross revenues, excluding revenues from the sale of cable television systems or franchises.

(b)	Reimbursements

NTC provides or causes to be provided certain centralized services to the Company and other affiliated entities. NTC is entitled to reimbursement from the Company for various expenses incurred by it or its affiliates on behalf of the Company allocable to its management of the Company, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance. NTC has historically assigned its reimbursement rights to NCC. In addition, Northland Cable Service Corporation (NCSC), an affiliate, was formed to provide billing system support to cable systems owned and managed by the Parent. Further, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems.

The amounts billed to the Company are based on costs incurred by affiliates in rendering the services. The costs of certain services are allocated to the Company, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Company and affiliates based upon relative size and revenue. Management believes that method used to allocate services to the Company are reasonable. NTC has, from time to time, reduced the amount of costs allocated to the Company, to the extent the allocated costs would result in noncompliance with debt covenants. This reduction in direct costs allocated has been less than the management fee in all periods presented. The Company recorded $2,488,544, $1,918,183, and $221,834 of expenses attributable to continuing operations on the accompanying statements of operations for these services for the years ended December 31, 2004, 2003, and 2002, respectively, and $173,582 and $47,693 of expenses attributable to discontinued operations on the accompanying statements of operations for the years ended December 31, 2003 and 2002.

The Company has operating management agreements with affiliated entities managed by NCC. Under the terms of these agreements, the Company or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, administrative, and programming expenses. The Company paid $77,148, $191,727, and $220,040, net, attributable to continuing operations under the terms of these agreements during 2004, 2003, and 2002, respectively, and received $15,217 and $44,880, net, attributable to discontinued operations under the terms of these agreements during 2003 and 2002.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(5)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2004	2003
Land and buildings	$2,327,390	2,206,269
Distribution plant	100,673,285	94,681,606
Other equipment	5,075,095	4,762,955
Leasehold improvements	116,386	79,355
Construction in progress	475,003	1,018,329

	$108,667,159	102,748,514

(6)	Accrued Expenses

Accrued expenses consists of the following:

	December 31
	2004	2003
Program license fees	$1,523,361	1,313,254
Franchise fees	960,391	974,375
Interest	1,327,798	1,386,854
Taxes	219,870	493,260
Other	700,626	866,863

	$4,732,046	5,034,606

(7)	Notes Payable

	December 31
	2004	2003
Senior subordinated notes	$100,000,000	100,000,000
Revised senior credit facility	13,060,000	16,000,000

	113,060,000	116,000,000
Less current portion	3,400,000	2,800,000

	$109,660,000	113,200,000

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(a)	Revised Senior Credit Facility

On November 13, 2003, the Company amended and restated its existing senior credit facility (the Amended and Restated Senior Credit Facility). The amendment and restatement resulted in the elimination of the lending syndicate and assumption of the credit facility by one of the syndicate members. Accordingly, the Company wrote off remaining deferred loan costs, which resulted in a loss on extinguishment of debt of $257,391. The Company also capitalized loan fees of $292,466, which were paid to the lender in connection with the transaction. The Amended and Restated Senior Credit Facility establishes a term loan in the amount of $15,000,000 and a $2,000,000 revolving credit loan, under which the Company borrowed $1,000,000 upon amendment and restatement. The proceeds from the Amended and Restated Senior Credit Facility were used to repay the Company’s existing senior credit facility, to provide working capital and for other general purposes. The Amended and Restated Senior Credit Facility matures on December 31, 2006 and requires the Company to make quarterly principal payments beginning March 31, 2004. The Amended and Restated Senior Credit Facility is secured by substantially all of the Company’s assets.

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.

The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00 (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00. As of December 31, 2004, the Company was out of compliance with its Minimum Fixed Charge Ratio, however, appropriate waivers have been obtained.

In March of 2005, the Company further amended the Amended and Restated Senior Credit Facility such that the Company will be allowed to retain the net proceeds from the sale of the Navasota system which are expected to be approximately $1.2 million. The amendment also establishes a limitation on the maximum amount of annual capital expenditures to be incurred of $5.7 million and modifies the Minimum Fixed Charge Coverage Ratio as follows:

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

March 31, 2005	0.80 to 1.00

June 30, 2005	0.80 to 1.00

September 30, 2005	0.80 to 1.00

December 31, 2005	0.90 to 1.00

The Minimum Fixed Charge Coverage Ratio requirements revert back to the original requirements of 1.00 to 1.00 in 2006.

(b)	Senior Subordinated Notes

In 1997, the Company issued $100,000,000 in principal amount of 10.25% Senior Subordinated Notes (the Notes) due November 15, 2007.

The Notes are presently redeemable at the option of the Company at face value, in whole or in part, together with interest accrued to the redemption date:

The indenture pursuant to which the Notes were issued, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock; make certain restricted payments, grant liens on assets; merge, consolidate, or transfer substantially all of their assets; enter into certain transactions with related persons; make certain payments affecting subsidiaries; sell assets; and issue capital stock of subsidiaries. Additionally, the Company has agreed to restrictive covenants, as defined in the indenture, which require the maintenance of certain ratios, including a Debt to Cash Flow ratio of not more than 6.50 to 1, among other restrictions. The Company submits annual debt compliance reports to a trustee. As of December 31, 2004, the Company was in compliance with the terms of the Notes.

In the event of a change of control of the Company as defined in the indenture, holders of the Notes will have the right to require the Company to make an offer to repurchase such Notes, in whole or in part, at a price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of repurchase.

(c)	Principal Payments

Annual maturities of notes payable after December 31, 2004 based on amounts outstanding at December 31, 2004 are as follows:

2005	$3,400,000
2006	9,660,000
2007	100,000,000

$113,060,000

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(8)	401(k) Plan

NTC sponsors a 401(k) plan that covers substantially all Northland employees. The Company makes matching contributions to the plan up to a limit specified by the plan. The Company made contributions of approximately $30,623, $36,018, and $44,287 for the years ended December 31, 2004, 2003, and 2002, respectively. Neither the Company nor NTC has any other post employment or post retirement benefit plans.

(9)	Other, Net

Other, net included as a component of other income (expense) in the consolidated statements of operations consists of:

	Year ended December 31
	2004	2003	2002
Interest income	$49,085	30,293	62,170
Other	(119,275)	(824)	(28,370)

	$(70,190)	29,469	33,800

(10)	Income Taxes

The operations of the Company and its affiliates are included for federal income tax purposes in the consolidated federal income tax returns filed by NTC. For financial reporting purposes, the provision for income taxes is computed as if the Company filed a separate federal income tax return utilizing the tax rate applicable to the consolidated group.

Deferred income taxes are determined using the asset and liability method in accordance with SFAS No, 109, Accounting for Income Taxes. The asset and liability method requires the recognition of deferred income taxes for the expected future tax consequences of temporary differences between the carrying amounts on the financial statements and the tax bases of assets and liabilities.

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The primary components of deferred income taxes are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$21,808,000	19,800,000
Franchise agreements	272,000	836,000
Alternative minimum tax credit carryforward	390,000	390,000
Other	1,864,000	1,804,000

	24,334,000	22,830,000
Valuation allowance	(14,826,000)	(14,126,000)

	9,508,000	8,704,000
Deferred tax liabilities:
Property and equipment	9,196,000	8,584,000
Franchise agreements	1,318,000	272,000

Net deferred tax liability	$1,006,000	152,000

The federal income tax net operating loss carryforwards of approximately $60,579,000 expire from 2005 through 2024. The net operating loss carryforward amounts and expiration periods in the consolidated federal income tax return filed by NTC may be different than those determined on a separate company basis. Management believes that the available objective evidence creates significant uncertainty regarding the realization of the net deferred tax assets due to the recurring operating losses historically incurred by the Company. The Company did not record an operating loss in 2003 due to the sales of the Aiken and Port Angeles systems, however, management believes that, assuming there are no additional system sales, the Company will continue to generate such operating losses, as was the case in 2004, in future periods. Accordingly, a valuation allowance has been provided for the net deferred tax assets exclusive of certain franchise agreement liabilities which have an indefinite reversal period and the AMT credit carryforward. The increase (decrease) in the valuation allowance was $700,000, ($8,234,000), and $520,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company recorded income tax expense attributable to continuing operations of $860,017, $184,297, and $10,573 in 2004, 2003, and 2002, respectively, which consisted of the following:

	Year ended December 31
	2004	2003	2002
Deferred expense	$854,214	152,194	—
Current expense	5,803	32,103	10,573

	$860,017	184,297	10,573

The difference between the expected federal income tax benefit of approximately $1,186,000 computed using the federal statutory tax rate of 34% in 2004 and the federal income tax expense disclosed above is primarily the

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

result of approximately $1,000,000 of deferred income tax expense related to the Company’s inability to utilize certain deferred tax liabilities related to franchise agreements to realize deferred tax assets, approximately $700,000 of deferred income tax expense related to the increase in the valuation allowance against remaining net deferred tax assets and approximately $300,000 related to the alternative minimum tax rate.

The difference between the federal statutory tax rate of approximately 34% in 2003 and 2002 and the tax expenses disclosed above is primarily due to the full valuation allowance against the remaining net deferred tax assets.

The Company’s ability to utilize the net operating loss carryforward in any given year may be limited by certain events.

(11)	Commitments and Contingencies

(a)	Lease Arrangements

The Company leases certain office facilities and other sites under leases accounted for as operating leases. The Company also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur. Rental expense attributable to continuing operations related to these operating leases and pole rentals amounted to $783,852, $802,199, and $753,902 in 2004, 2003, and 2002, respectively. Rental expense attributable to discontinued operations related to these operating leases and pole rentals amounted to $32,568 and $146,532 in 2003 and 2002, respectively. Minimum lease payments through the end of the lease terms, for those agreements accounted for as operating leases, are as follows:

2005	$104,004
2006	84,192
2007	66,129
2008	57,626
2009	21,490
Thereafter	1,967

$335,408

Each of the years from 2005 to 2008 above includes $86,400 to be paid to affiliates.

(b)	Effects of Regulation

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

December 31, 2004 and 2003

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

December 31, 2004 and 2003

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

(Continued)

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(12)	Sales of Systems

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the Port Angeles System). The Port Angeles System was sold at a price of approximately $11,375,000 of which the Company received approximately $10,800,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Company received notice from the buyer of the Port Angeles system of certain claims, which were made under the holdback agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated at this time and intends to vigorously contest such claims. However, approximately $433,000 of the original escrow proceeds will remain in escrow until such claims are resolved. Management believes that the contested amounts are collectible, but due to the nature of the pending litigation, the company has classified the remaining escrow proceeds as a long term asset as managements is not able to estimate when the claims will be resolved. The remaining escrow proceeds in excess of the claims were released to the Company in March of 2004. Substantially all of the proceeds were used to pay down amounts outstanding under the Company’s Senior Credit Facility.

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

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The revenue, expenses and other items attributable to the operations of the Aiken System and the Port Angeles system during the periods presented have been reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income, and include the following:

	2003	2002
Service revenues	$3,079,390	12,492,424
Expenses:
Cable system operations (including $6,271 and $66,567 paid to affiliates in 2003 and 2002, respectively)	1,253,907	4,812,803
General and administrative (including $152,094 paid to affiliates in 2003, and $109,414 received from affiliates in 2002 , respectively)	525,448	1,672,545
Management fees	153,637	624,622
Depreciation and amortization	417,798	1,895,810

Income from operations	728,600	3,486,644
Other income (expense):
Interest expense and amortization of loan fees	(711,822)	(3,910,293)
Gain on sale of systems	31,386,201	—

Income (loss) from operations
of Port Angeles and Aiken Systems, net before income before income tax expense	31,402,979	(423,649)
Income tax expense	(660,000)	—

Income (loss) from operations
of Port Angeles and Aiken Systems, net	$30,742,979	(423,649)

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

NORTHLAND CABLE TELEVISION, INC.
(A Wholly Owned Subsidiary of Northland Telecommunications Corporation)
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

In September 2004, the Company sold its systems serving the areas of Buffalo and Jewett, Texas. These systems served approximately 415 basic subscribers and were sold for approximately $149,000. The net proceeds from this sale were used to repay amounts outstanding under the Company’s Amended and Restated Senior Credit Facility. The transaction did not have a material impact on the Company’s financial statements.

(13)	Subsequent Event

In February 2005, the Company executed a purchase and sale agreement to sell its system serving the community of Navasota, Texas, which serves approximately 1,080 subscribers. The system will be sold for approximately $1,316,100. Under the terms of an amendment to the Amended and Restated Senior Credit Facility, which was executed in March of 2005, the Company will be allowed to retain these net proceeds, which are expected to be approximately $1.2 million. The pro forma effect of the transaction will not have a material impact on the Company’s financial statements.