Form 10-Q
period 2005-03-31
NORTHLAND CABLE TELEVISION INC
filed 2005-05-16
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

or

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

Yes ☑ No ☐

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,947,539	$913,878
Due from Parent and affiliates	1,075,144	819,553
Accounts receivable, net	935,904	1,098,644
Prepaid expenses	646,698	483,351

Total current assets	4,605,285	3,315,426

Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $69,438,596 and $67,373,869, respectively	40,265,921	41,293,290
Franchise agreements, net of accumulated amortization of $38,923,291	39,504,437	39,504,437
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329
Other intangible assets, net of accumulated amortization $3,236,956 and $3,231,686, respectively	38,829	45,302

Total investment in cable television properties	83,746,516	84,780,358

System sale receivable	433,200	433,200
Loan fees, net of accumulated amortization of $2,905,277 and $2,782,038, respectively	1,211,078	1,298,814

Total assets	$89,996,079	$89,827,798

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities:
Accounts payable	$45,671	$747,973
Subscriber prepayments	1,423,409	1,343,651
Accrued expenses	6,851,027	4,732,046
Converter deposits	81,621	93,604
Due to affiliates	37,267	36,203
Current portion of notes payable	4,965,000	3,400,000

Total current liabilities	13,403,995	10,353,477

Notes payable, net of current portion	107,245,000	109,660,000
Deferred tax liabilities	1,341,272	1,006,408

Total liabilities	121,990,267	121,019,885

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(44,353,565)	(43,551,464)

Total shareholder’s deficit	(31,994,188)	(31,192,087)

Total liabilities and shareholder’s deficit	$89,996,079	$89,827,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2005	2004
Service revenues	$12,518,834	$12,523,682

Expenses:
Cable system operations (including $8,555 and $8,055, net paid to affiliates in 2005 and 2004, respectively), exclusive of depreciation and amortization shown below	5,379,312	5,186,153
General and administrative (including $602,961 and $625,825, net paid to affiliates in 2005 and 2004, respectively)	2,200,290	2,288,034
Management fees paid to Parent	625,943	626,184
Depreciation and amortization	2,128,618	2,302,168
(Gain) loss on disposal of assets	(274,085)	99,057

	10,060,078	10,501,596

Income from operations	2,458,756	2,022,086

Other income (expense):
Interest expense and amortization of loan fees	(2,928,274)	(2,897,809)
Other, net	9,166	24,905

	(2,919,108)	(2,872,904)

Loss from operations before income tax expense	(460,352)	(850,818)

Income tax expense	(341,749)	(309,410)

Net loss	$(802,101)	$(1,160,228)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(802,101)	$(1,160,228)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,128,618	2,302,168
Amortization of loan fees	123,236	135,071
(Gain) loss on disposal of assets	(274,085)	99,057
Deferred income taxes	334,864	307,000
Other	26,759	14,705
(Increase) decrease in operating assets:
Accounts receivable	191,774	332,506
Prepaid expenses	(183,347)	(34,018)
Due from Parent and affiliates	(255,591)	(458,902)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,416,679	1,219,329
Due to affiliates	1,064	(35,937)
Converter deposits	(11,983)	(1,551)
Subscriber prepayments	79,758	157,324

Net cash provided by operating activities	2,775,645	2,876,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(1,136,211)	(1,877,582)
Proceeds from sale of cable system, net	—	3,846,768
Proceeds from insurance	276,577	—
Proceeds from sales of assets	3,150	—

Net cash (used in) provided by investing activities	(856,484)	1,969,186

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(850,000)	(700,000)
Loan fees	(35,500)	(74,404)

Net cash used in financing activities	(885,500)	(774,404)

INCREASE IN CASH	1,033,661	4,071,306

CASH, beginning of period	913,878	2,134,254

CASH, end of period	$1,947,539	$6,205,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$218,012	$206,189

Cash paid during the period for state income taxes	$6,885	$2,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

(1) Basis of Presentation

These unaudited condensed consolidated financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosures and do not contain all of the necessary footnote disclosures required for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s consolidated financial position at March 31, 2005, its consolidated statements of operations for the three months ended March 31, 2005 and 2004 and its consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be as follows:

2005 (9 months)	386,498
2006	515,331
2007	309,249

$1,211,078

Other intangibles are being amortized using the straight-line method. Future amortization of these other intangibles is expected to be as follows:

2005 (9 months)	19,415
2006	19,414

$38,829

(3) Amended and Restated Senior Credit Facility

On November 13, 2003, the Company amended and restated its existing senior credit facility (the “Amended and Restated Senior Credit Facility”). The amendment and restatement resulted in the elimination of the lending syndicate and assumption of the credit facility by one of the syndicate members. The Amended and Restated Senior Credit Facility establishes a term loan in the amount of $15,000,000 and a $2,000,000 revolving credit loan, under which the Company borrowed $1,000,000 upon amendment and restatement. The proceeds from the Amended and Restated Senior Credit Facility were used to repay the Company’s existing senior credit facility, to provide working capital and for other general purposes. The Amended and Restated Senior Credit Facility matures on December 31, 2006 and requires the Company to make quarterly principal payments beginning March 31, 2004. The current portion of notes payable included in the accompanying balance sheets reflect the principal payment requirements of the Amended and Restated Senior Credit Facility. Annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments
2005 (9 months)	$2,550,000
2006	9,660,000

Total	$12,210,000

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

In March of 2005, the Company further amended the Amended and Restated Senior Credit Facility such that the Company will be allowed to retain the net proceeds from the sale of the Navasota system (discussed below), which are expected to be approximately $1.2 million. In addition, the amendment establishes a limitation on the maximum amount of annual capital expenditures to be incurred during 2005 of $5.7 million and modifies the Minimum Fixed Charge Coverage Ratio requirement during 2005 as follows:

March 31, 2005	0.80 to 1.00
June 30, 2005	0.80 to 1.00
September 30, 2005	0.85 to 1.00
December 31, 2005	0.90 to 1.00

The Minimum Fixed Charge Coverage Ratio requirements revert back to the original requirements of 1.00 to 1.00 in 2006.

As of March 31, 2005, the Company was in compliance with the terms of the Amended and Restated Senior Credit Facility.

As of March 31, 2005, the balance under the Senior credit facility was approximately $12.2 million and applicable interest rates were as follows: $10.2 million at a LIBOR based interest rate of 6.75%, $1.1 million at a LIBOR based interest rate of 6.55% and $0.9 million at a LIBOR based interest rate of 6.85%. These rates expire during the second quarter of 2005 at which time new rates will be established.

(4) System Sales

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). In association with this transaction, approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Company received notice from the buyer of the Port Angeles system of certain claims, which were made under the hold back agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $433,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The escrow proceeds in excess of the claims were released to the Company in March of 2004. The Company has filed a lawsuit against the buyer of the Port Angeles System for recovery of the remaining escrow proceeds and unspecified damages with a trial date set for September of 2005.

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

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Three Months Ended March 31, 2005 and 2004

Basic subscribers decreased 5,472 or approximately 6%, from 84,371 as of March 31, 2004 to 78,899 as of March 31, 2005. The loss in subscribers is a result of several factors including competition from DBS providers, availability of off-air signals in the Company’s markets and regional and local economic conditions. To reverse this customer trend, the Company is increasing its customer retention efforts and its emphasis on bundling its video and data products.

Revenues totaled $12.5 million for the three months ended March 31, 2005, remaining relatively constant with the same period in 2004. Of the 2005 revenues, $8.1 million (65%) was derived from basic services, $700,000 (6%) from premium services, $1.5 million (12%) from expanded basic services, $200,000 (1%) from digital services, $1.0 million (8%) from high-speed Internet services, $500,000 (4%) from advertising, and $500,000 (4%) from other sources.

Average monthly revenue per subscriber increased $3.46 or approximately 7% from $49.47 for the three months ended March 31, 2004 to $52.93 for the three months ended March 31, 2005. This increase is attributable to rate increases implemented in a majority of the Company’s systems during 2004 and increased penetration of new product tiers, specifically, high-speed Internet services, and increased advertising revenue.

Cable system operation expenses increased approximately $200,000, or 4% from $5.2 million to $5.4 million for the three months ended March 31, 2005. This increase is primarily attributable to increased costs associated with the Company’s high speed Internet product, increased advertising expenses and an increase in system utility and pole rental expenses, offset by a decrease in programming costs, which is attributable to the aforementioned decrease in total subscribers.

General and administrative expenses decreased approximately $100,000, or 4% from $2.3 million to $2.2 million for the three months ended March 31, 2005. This decrease is primarily attributable to decreased property tax expenses, decreased bad debt expenses, decreased printing costs, and decreases in corporate overhead allocations by the Company’s Parent. These corporate overhead allocations have been reduced to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s Parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for reductions in corporate overhead charges.

Management fees for the three months ended March 31, 2005 remained relatively constant with the same period in 2004. Management fees are calculated at 5.0% of gross revenues.

Depreciation and amortization expense for the three months ended March 31, 2005 decreased approximately $200,000, or 9% from $2.3 million to $2.1 million for the three months ended March 31, 2005. The decrease is attributable to certain assets becoming fully depreciated or amortized, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees for the three months ended March 31, 2005 remained relatively constant with the same period in 2004. The effect of routine principal payments was offset by an increase in interest rates.

EBITDA decreased approximately $100,000 or 2%, from $4.4 million to $4.3 million for the three months ended March 31, 2005, and EBITDA margin decreased from 35.32% to 34.45% for the quarter ended March 31, 2005. This decrease is primarily attributable to the aforementioned decrease in total subscribers and an increase in certain costs associated with the Company’s high speed Internet product, offset by a decrease in general and administrative expenses, discussed above.

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

	Three Months Ended March 31,
	2005	2004
EBITDA:

EBITDA	$4,313,289	$4,423,311

Depreciation and amortization expense	(2,128,618)	(2,302,168)
Gain (loss) on disposal of assets	274,085	(99,057)

Operating income	2,458,756	2,022,086

Interest expense and amortization of loan fees	(2,928,274)	(2,897,809)
Other, net	9,166	24,905

Loss from operations before income tax expense	(460,352)	(850,818)

Income tax expense	(341,749)	(309,410)

Net loss	$(802,101)	$(1,160,228)

EBITDA MARGIN:

EBITDA	$4,313,289	$4,423,311
Service revenues	$12,518,834	$12,523,682

EBITDA margin	34.45%	35.32%

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

Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2005. Adjustments to the $800,000 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $2.1 million of depreciation and amortization expense, $300,000 of deferred tax expense, $100,000 of amortization of loan fees and changes in other operating assets and liabilities of $1.2 million, offset by a gain on disposal of assets of approximately $300,000

Net cash used in investing activities was $900,000 for the three months ended March 31, 2005, and consisted primarily of $1.1 million in capital expenditures, offset by approximately $300,000 in insurance proceeds.

Net cash used in financing activities consisted of $900,000 in scheduled principal prepayments and loan fees related to the Amended and Restated Senior Credit Facility.

Amended and Restated Senior Credit Facility

On November 13, 2003, the Company amended and restated its existing senior credit facility (the “Amended and Restated Senior Credit Facility”). The amendment and restatement resulted in the elimination of the lending syndicate and assumption of the credit facility by one of the syndicate members. The Amended and Restated Senior Credit Facility establishes a term loan in the amount of $15,000,000 and a $2,000,000 revolving credit loan, under which the Company borrowed $1,000,000 upon amendment and restatement. The proceeds from the Amended and Restated Senior Credit Facility were used to repay the Company’s existing senior credit facility, to provide working capital and for other general purposes. The Amended and Restated Senior Credit Facility matures on December 31, 2006 and requires the Company to make quarterly principal payments beginning March 31, 2004. The current portion of notes payable included in the accompanying balance sheets reflects the principal payment requirements of the Amended and Restated Senior Credit Facility. Annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments
2005 (9 months)	$2,550,000
2006	9,660,000

Total	$12,210,000

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

March 31, 2005	0.80 to 1.00
June 30, 2005	0.80 to 1.00
September 30, 2005	0.85 to 1.00
December 31, 2005	0.90 to 1.00

The Minimum Fixed Charge Coverage Ratio requirements revert back to the original requirements of 1.00 to 1.00 in 2006.

As of March 31, 2005, the Company was in compliance with the terms of the Amended and Restated Senior Credit Facility.

As of March 31, 2005, the Company was in compliance with the terms of the Amended and Restated Senior Credit Facility.

As of March 31, 2005, the balance under the Senior credit facility was approximately $12.2 million and applicable interest rates were as follows: $10.2 million at a LIBOR based interest rate of 6.75%, $1.1 million at a LIBOR based interest rate of 6.55% and $0.9 million at a LIBOR based interest rate of 6.85%. These rates expire during the second quarter of 2005 at which time new rates will be established.

System Sales

On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). In association with this transaction, approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Company received notice from the buyer of the Port Angeles system of certain claims, which were made under the hold back agreement provisions of the purchase and sale agreement. Management believes that such claims are unsubstantiated and intends to vigorously contest such claims. However, approximately $435,000 of the original escrow proceeds will remain in escrow until such claims are resolved. The Company has filed a lawsuit against the buyer of the Port Angeles System for recovery of the remaining escrow proceeds and unspecified damages. The escrow proceeds in excess of the claims were released to the Company in March of 2004.

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Company has capital requirements for annual maturities related to the Company’s credit facilities and required minimum operating lease payments. The following table summarizes the Company’s contractual obligations as of March 31, 2005:

			Payments Due By Period

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years

Notes payable	$112,210,000	$4,965,000	$107,245,000	$—	$—
Minimum operating lease payments	294,821	98,688	132,206	62,427	1,500

Total	$112,504,821	$5,063,688	$107,377,206	$62,427	$1,500

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Company also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as, generally, pole rentals are cancelable on short notice. The Company does, however, anticipate that such rentals will recur.

(c)	Note that obligations related to the Company‘s credit facilities exclude interest expense.

Capital Expenditures

For the three months ended March 31, 2005, the Company had capital expenditures of approximately $1.1 million. Capital expenditures included: (i) expansion and improvements of cable properties including the launch of high-speed Internet services; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; and (v) vehicle replacements.

The Company plans to invest approximately $3.9 million in capital expenditures for 2005. Anticipated expenditures for 2005 include costs to be incurred for upgrading and rebuilding certain distribution facilities, continued deployment of high-speed Internet services, extensions of distribution facilities to add new subscribers and vehicle replacements. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.

Recently Issued Accounting Pronouncements

In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 does not have a material impact on the Company’s financial statements.

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

Revenue Recognition — Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Property and Equipment — Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Company periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

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

Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Company has determined that its franchises meet the definition of indefinite lived assets. The Company tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s Revised Senior Credit Facility. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Company’s variable rate obligations would be approximately $112,000.

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

There has been no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

The Company has filed a lawsuit against the buyer of the Port Angeles System for recovery of the remaining escrow proceeds and unspecified damages with a trial date set for September of 2005.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibit Index

31 (a).	Certification of Chief Executive Officer dated May 12, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) dated May 12, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer dated May 12, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) dated May 12, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY

SIGNATURES		CAPACITIES	DATE

/s/	RICHARD I. CLARK	Executive Vice President, Treasurer and	5-16-05

	Richard I. Clark	Assistant Secretary

/s/	GARY S. JONES	President	5-16-05

Gary S. Jones