Form 10-Q
period 2005-06-30
NORTHLAND CABLE TELEVISION INC
filed 2005-08-15
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$492,757	$913,878
Due from Parent and affiliates	573,696	819,553
Accounts receivable, net	1,097,568	1,098,644
Prepaid expenses	429,917	483,351

Total current assets	2,593,938	3,315,426

Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $71,431,793 and $67,373,869, respectively	39,231,932	41,293,290
Franchise agreements, net of accumulated amortization of $38,923,291	39,504,437	39,504,437
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329
Other intangible assets, net of accumulated amortization $3,244,630 and $3,231,686, respectively	32,357	45,302

Total investment in cable television properties	82,706,055	84,780,358

System sale receivable	433,200	433,200
Loan fees, net of accumulated amortization of $3,035,273 and $2,782,038, respectively	1,081,080	1,298,814

Total assets	$86,814,273	$89,827,798

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities:
Accounts payable	$161,410	$747,973
Subscriber prepayments	1,566,188	1,343,651
Accrued expenses	4,908,729	4,732,046
Converter deposits	75,741	93,604
Due to affiliates	113,365	36,203
Current portion of notes payable	5,250,000	3,400,000

Total current liabilities	12,075,433	10,353,477

Notes payable, net of current portion	106,110,000	109,660,000
Deferred tax liabilities	1,848,117	1,006,408

Total liabilities	120,033,550	121,019,885

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(45,578,654)	(43,551,464)

Total shareholder’s deficit	(33,219,277)	(31,192,087)

Total liabilities and shareholder’s deficit	$86,814,273	$89,827,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2005	2004
Service revenues	$25,366,773	$25,191,587

Expenses:
Cable system operations (including $16,685 and $124,097, net paid to affiliates in 2005 and 2004, respectively), exclusive of depreciation and amortization shown below	10,852,703	10,337,745
General and administrative (including $1,282,085 and $1,209,408, net paid to affiliates in 2005 and 2004, respectively)	4,602,447	4,541,460
Management fees paid to Parent	1,268,339	1,259,579
Depreciation and amortization	4,261,082	4,637,650
(Gain) loss on disposal of assets	(263,701)	351,733

	20,720,870	21,128,167

Income from operations	4,645,903	4,063,420

Other income (expense):
Interest expense and amortization of loan fees	(5,846,190)	(5,771,741)
Other, net	21,691	31,318

	(5,824,499)	(5,740,423)

Loss from operations before income tax expense	(1,178,596)	(1,677,003)

Income tax expense	(848,594)	(532,322)

Net loss	$(2,027,190)	$(2,209,325)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2005	2004
Service revenues	$12,847,940	$12,667,905

Expenses:
Cable system operations (including $8,130 and $116,043, net paid to affiliates in 2005 and 2004, respectively), exclusive of depreciation and amortization shown below	5,473,389	5,151,591
General and administrative (including $679,123 and $583,583, net paid to affiliates in 2005 and 2004, respectively)	2,402,159	2,253,426
Management fees paid to Parent	642,397	633,395
Depreciation and amortization	2,132,463	2,335,483
Loss on disposal of assets	10,383	252,676

	10,660,791	10,626,571

Income from operations	2,187,149	2,041,334

Other income (expense):
Interest expense and amortization of loan fees	(2,917,916)	(2,873,932)
Other, net	12,524	6,413

	(2,905,392)	(2,867,519)

Loss from operations before income tax expense	(718,243)	(826,185)

Income tax expense	(506,845)	(222,912)

Net loss	$(1,225,088)	$(1,049,097)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,027,190)	$(2,209,325)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,261,082	4,637,652
Amortization of loan fees	253,234	252,274
(Gain) loss on disposal of assets	(263,701)	351,733
Deferred income taxes	841,709	527,000
Other	52,749	34,999
(Increase) decrease in operating assets:
Accounts receivable	30,110	309,618
Prepaid expenses	33,434	25,453
Due from Parent and affiliates	245,857	(2,552)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(410,154)	(1,160,963)
Due to affiliates	77,162	109,138
Converter deposits	(17,863)	(11,813)
Subscriber prepayments	222,537	(175,454)

Net cash provided by operating activities	3,298,966	2,687,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(2,276,780)	(4,384,425)
Proceeds from sale of cable system, net	—	3,846,768
Proceeds from related party insurance fund	285,543	—
Proceeds from sales of assets	6,650	5,900

Net cash used in investing activities	(1,984,587)	(531,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,700,000)	(1,400,000)
Loan fees	(35,500)	(112,650)

Net cash used in financing activities	(1,735,500)	(1,512,650)

(DECREASE) INCREASE IN CASH	(421,121)	643,353

CASH, beginning of period	913,878	2,134,254

CASH, end of period	$492,757	$2,777,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$5,540,482	$5,598,446

Cash paid during the period for state income taxes	$6,885	$5,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
(1) Basis of Presentation
These unaudited condensed consolidated financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosures and do not contain all of the necessary footnote disclosures required for a fair presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial position at June 30, 2005, its condensed consolidated statements of operations for the six and three months ended June 30, 2005 and 2004 and its condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be as follows:

2005 (6 months)	257,276
2006	514,555
2007	309,249

$1,081,080

Other intangibles are being amortized using the straight-line method. Future amortization of these other intangibles is expected to be as follows:

2005 (6 months)	12,944
2006	19,414

$32,358

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
The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00; (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00.
In March of 2005, the Company further amended the Amended and Restated Senior Credit Facility such that the Company will be allowed to retain the $960,000 net proceeds from the sale of the Navasota system, which was completed in August of 2005. In addition, the amendment establishes a limitation on the maximum amount of annual capital expenditures to be incurred during 2005 of $5.7 million and modifies the Minimum Fixed Charge Coverage Ratio requirement during 2005 as follows:

March 31, 2005	0.80 to 1.00
June 30, 2005	0.80 to 1.00
September 30, 2005	0.85 to 1.00
December 31, 2005	0.90 to 1.00
The Minimum Fixed Charge Coverage Ratio requirements revert back to the original requirements of 1.00 to 1.00 in 2006.
In August of 2005, the Company further amended the credit facility such that the $850,000 principal payment that was scheduled to be made on September 30, 2005 was postponed until September 30, 2006. In association with this amendment, the Company paid an amendment fee of $10,000.
The current portion of notes payable included in the accompanying balance sheets reflect the principal payment requirements of the Amended and Restated Senior Credit Facility, as amended in August of 2005. Annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments
2005 (6 months)	$850,000
2006	10,510,000

Total	$11,360,000

As of June 30, 2005, the Company was in compliance with the terms of the Amended and Restated Senior Credit Facility.
As of June 30, 2005, the balance under the Senior credit facility was approximately $11.4 million and applicable interest rates were as follows: $9.4 million at a LIBOR based interest rate of 7.15%, $1.1 million at a LIBOR based interest rate of 7.02% and $0.9 million at a LIBOR based interest rate of 7.24%. These rates expire during the third quarter of 2005 at which time new rates will be established.

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
On August 1, 2005, the Company completed the sale of the operating assets and franchise rights of its cable system in and around the community of Navasota, Texas, which served approximately 1,025 subscribers, to Cequel III Communications I, LLC, an unaffiliated third party. The Navasota system was sold at a price of approximately $1,316,000 of which the Company received approximately $960,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $107,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Under the terms of an amendment to the Company’s Senior Credit Facility, executed in March of 2005, the Company was allowed to retain all of these proceeds. The Company expects to record a gain from the sale of the Navasota system of approximately $720,000.

PART I (continued)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations — Six Months Ended June 30, 2005 and 2004
Basic subscribers decreased 1,798 or approximately 2%, from 79,307 as of December 31, 2004 to 77,509 as of June 30, 2005. The loss in subscribers is a result of several factors including seasonality in college communities, competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Company’s markets and regional and local economic conditions. To reverse this customer trend, the Company is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenues totaled $25.4 million for the six months ended June 30, 2005, an increase of $200,000 or approximately 1%, from $25.2 million for the same period in 2004. Revenues for the six months ended June 30, 2005 were comprised of the following sources:
•	$16.5 million (65%) from basic services

•	$2.8 million (11%) from expanded basic services

•	$2.2 million (9%) from high-speed Internet services

•	$1.4 million (5%) from premium services

•	$1.1 million (4%) from advertising

•	$400,000 (2%) from digital services

•	$1.0 million (4%) from other sources
Average monthly revenue per subscriber increased $3.75 or approximately 7% from $50.13 for the six months ended June 30, 2004 to $53.88 for the six months ended June 30, 2005. This increase is attributable to rate increases implemented in a majority of the Company’s systems during the second quarter of 2005 and increased penetration of new product tiers, specifically, high-speed Internet services, and increased advertising revenue, offset by the aforementioned decrease in subscribers.
Cable system operation expenses increased approximately $600,000, or 6% from $10.3 million to $10.9 million for the six months ended June 30, 2005. This increase is primarily attributable to increased costs associated with the Company’s high speed Internet product, increased advertising expenses and an increase in system vehicle expenses, offset by a decrease in programming costs, which is attributable to the aforementioned decrease in total subscribers.
General and administrative expenses totaled $4.6 million for the six months ended June 30, 2005, remaining relatively constant with the same period in 2004. The Company had a decrease in franchise fees, copying and printing charges and travel expenses, offset by an increase in administrative salary costs, legal expenses and corporate overhead allocations by the Company’s Parent. These corporate overhead allocations have been reduced in prior periods to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s Parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for reductions in corporate overhead charges.
Management fees for the six months ended June 30, 2005 remained relatively constant with the same period in 2004. Management fees are calculated at 5.0% of gross revenues.
Depreciation and amortization expense for the six months ended June 30, 2005 decreased approximately $300,000, or 7% from $4.6 million to $4.3 million for the six months ended June 30, 2005. The decrease is attributable to certain assets becoming fully depreciated or amortized, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees for the six months ended June 30, 2005 remained relatively constant with the same period in 2004. The effect of routine principal payments was offset by an increase in interest rates.

EBITDA decreased approximately $400,000 or 4%, from $9.1 million to $8.7 million for the six months ended June 30, 2005, and EBITDA margin decreased from 35.9% to 34.4% for the six months ended June 30, 2005. This decrease is primarily attributable to the aforementioned decrease in total subscribers, increased corporate overhead charges and an increase in certain costs associated with the Company’s high speed Internet product, discussed above.
EBITDA represents a non-GAAP measure and is one of the primary measures used by management to evaluate performance and to forecast future results. EBITDA margin represents EBITDA as a percentage of revenue. We believe EBITDA is useful to assess performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure is that it excludes depreciation and amortization, which represents the period costs of certain capitalized tangible and intangible assets, and gains and losses recognized on the disposal of assets. It is also not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our definitions of EBITDA may not be identical to similarly titled measures reported by other companies. The following represents a reconciliation of EBITDA to operating income, which is the most directly comparable GAAP measure:

	Six Months Ended June 30,
	2005	2004

EBITDA:

EBITDA	$8,643,284	$9,052,803

Depreciation and amortization expense	(4,261,082)	(4,637,650)
Gain (loss) on disposal of assets	263,701	(351,733)

Operating income	4,645,903	4,063,420

Interest expense and amortization of loan fees	(5,846,190)	(5,771,741)
Other, net	21,691	31,318

Loss from operations before income tax expense	(1,178,596)	(1,677,003)

Income tax expense	(848,594)	(532,322)

Net loss	$(2,027,190)	$(2,209,325)

EBITDA MARGIN:

EBITDA	$8,643,284	$9,052,803
Service revenues	$25,366,773	$25,191,587

EBITDA margin	34.1%	35.9%

Results of Operations — Three Months Ended June 30, 2005 and 2004
Basic subscribers decreased 1,390 or approximately 2%, from 78,899 as of March 31, 2005 to 77,509 as of June 30, 2005. The loss in subscribers is a result of several factors including seasonality in college communities, competition from DBS providers, availability of off-air signals in the Company’s markets and regional and local economic conditions. To reverse this customer trend, the Company is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenues totaled $12.8 million for the three months ended June 30, 2005, an increase of $100,000 or 1% over the same period in 2004. Revenues for the three months ended June 30, 2005 were comprised of the following sources:

•	$8.4 million (66%) from basic services

•	$1.3 million (10%) from expanded basic services

•	$1.2 million (9%) from high-speed Internet services

•	$700,000 (5%) from premium services

•	$500,000 (4%) from advertising

•	$200,000 (2%) from digital services

•	$500,000 (4%) from other sources
Average monthly revenue per subscriber increased $4.03 or approximately 8% from $50.80 for the three months ended June 30, 2004 to $54.83 for the three months ended June 30, 2005. This increase is attributable to rate increases implemented in a majority of the Company’s systems during the second quarter of 2005 and increased penetration of new product tiers, specifically, high-speed Internet services, and increased advertising revenue.
Cable system operation expenses increased approximately $300,000, or 6% from $5.2 million to $5.5 million for the three months ended June 30, 2005. This increase is primarily attributable to increased costs associated with the Company’s high speed Internet product, increased advertising expenses and an increase in operating salary costs and system vehicle expenses, offset by a decrease in programming costs, which is attributable to the decrease in total subscribers discussed above.
General and administrative expenses totaled $2.4 million for the three months ended June 30, 2005, an increase of approximately $100,000, or 4% over the same period in 2004. The Company had an increase in administrative salary costs, legal expenses and corporate overhead allocations by the Company’s Parent, offset by a decrease in franchise fees, copying and printing charges and travel expenses. These corporate overhead allocations have been reduced in prior periods to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s Parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for reductions in corporate overhead charges.
Management fees for the three months ended June 30, 2005 remained relatively constant with the same period in 2004. Management fees are calculated at 5.0% of gross revenues.
Depreciation and amortization expense for the three months ended June 30, 2005 decreased approximately $200,000 or 9% from $2.3 million to $2.1 million for the three months ended June 30, 2005. The decrease is attributable to certain assets becoming fully depreciated or amortized, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees for the three months ended June 30, 2005 remained relatively constant with the same period in 2004. The effect of routine principal payments was offset by an increase in interest rates.
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
Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2005. Adjustments to the $2.0 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $4.3 million of depreciation and amortization expense, $840,000 of deferred tax expense, $250,000 of amortization of loan fees and changes in other operating assets and liabilities of $100,000, offset by a gain on disposal of assets of approximately $200,000.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2005, and consisted primarily of $2.3 million in capital expenditures, offset by approximately $300,000 in insurance proceeds.
Net cash used in financing activities consisted of $1.7 million in scheduled principal prepayments and $35,500 in loan fees related to the Amended and Restated Senior Credit Facility.
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
In August of 2005, the Company further amended the credit facility such that the $850,000 principal payment that was scheduled to be made on September 30, 2005 was postponed until September 30, 2006. In association with this amendment, the Company paid an amendment fee of $10,000.
The current portion of notes payable included in the accompanying balance sheets reflect the principal payment requirements of the Amended and Restated Senior Credit Facility, as amended in August of 2005. Annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments
2005 (6 months)	$850,000
2006	10,510,000

Total	$11,360,000

The interest rate per annum applicable to the Amended and Restated Senior Credit Facility is a fluctuating rate of interest measured by reference to either: (i) the Index Rate, as defined, plus a borrowing margin of 2.50%; or (ii) the London interbank offered rate (LIBOR), plus a borrowing margin of 3.75%.
The Amended and Restated Senior Credit Facility contains a number of covenants, which among other things, require the Company to comply with specified financial ratios, including maintenance, as tested on a quarterly basis, of: (A) a Maximum Total Leverage Ratio (the ratio of Total Debt to Annualized Operating Cash Flow (as defined)) of not more than 6.50 to 1.00; (B) a Maximum Senior Leverage Ratio (the ratio of Senior Debt to Annualized Operating Cash Flow (as defined)) of not more than 1.00 to 1.00; (C) an Interest Coverage Ratio (the ratio of Operating Cash Flow (as defined) to Total Cash Interest Expense of not less than 1.50 to 1.00 initially; and (D) a Minimum Fixed Charge Coverage Ratio (the ratio of Annualized Operating Cash Flow (as defined) to the Company’s Fixed Charges (as defined) of not less than 1.00 to 1.00.
In March of 2005, the Company further amended the Amended and Restated Senior Credit Facility such that the Company will be allowed to retain the net proceeds from the sale of the Navasota system, which are expected to be approximately $960,000. In addition, the amendment establishes a limitation on the maximum amount of annual capital expenditures to be incurred during 2005 of $5.7 million and modifies the Minimum Fixed Charge Coverage Ratio requirement during 2005 as follows:

March 31, 2005	0.80 to 1.00
June 30, 2005	0.80 to 1.00
September 30, 2005	0.85 to 1.00
December 31, 2005	0.90 to 1.00
The Minimum Fixed Charge Coverage Ratio requirements revert back to the original requirements of 1.00 to 1.00 in 2006.
As of June 30, 2005, the Company was in compliance with the terms of the Amended and Restated Senior Credit Facility.
As of June 30, 2005, the balance under the Senior credit facility was approximately $11.4 million and applicable interest rates were as follows: $9.4 million at a LIBOR based interest rate of 7.15%, $1.1 million at a LIBOR based interest rate of 7.02% and $0.9 million at a LIBOR based interest rate of 7.24%. These rates expire during the third quarter of 2005 at which time new rates will be established.
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
On August 1, 2005, the Company completed the sale of the operating assets and franchise rights of its cable system in and around the community of Navasota, Texas, which served approximately 1,025 subscribers, to Cequel III Communications I, LLC, an unaffiliated third party. The Navasota system was sold at a price of approximately $1,316,000 of which the Company received approximately $960,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $107,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Under the terms of an amendment to the Company’s Senior Credit Facility, executed in March of 2005, the Company was allowed to retain all of these proceeds. The Company expects to record a gain from the sale of the Navasota system of approximately $720,000.

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Company has capital requirements for annual maturities related to the Company’s credit facilities and required minimum operating lease payments. The following table summarizes the Company’s contractual obligations as of June 30, 2005:

	Payments Due By Period
	Total	Less than	1 – 3	3 – 5	More than
		1 year	years	years	5 years

Notes payable	$111,360,000	$5,250,000	$106,110,000	$—	$—
Minimum operating lease payments	270,614	95,445	129,161	44,808	1,200

Total	$111,630,614	$5,345,445	$106,239,161	$44,808	$1,200

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Company also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as, generally, pole rentals are cancelable on short notice. The Company does, however, anticipate that such rentals will recur.

(c)	Note that obligations related to the Company‘s credit facilities exclude interest expense.
Capital Expenditures
For the six months ended June 30, 2005, the Company had capital expenditures of approximately $2.3 million. Capital expenditures included: (i) expansion and improvements of cable properties including the launch of high-speed Internet services; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; and (v) vehicle replacements.
The Company plans to invest approximately $2.3 million in capital expenditures during the remaining six months of 2005. Anticipated expenditures include costs to be incurred for upgrading and two-way activating certain distribution facilities, continued deployment of high-speed Internet services, extensions of distribution facilities to add new subscribers and vehicle replacements. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.
Recently Issued Accounting Pronouncements
In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies the assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 did not have a material impact on the Company’s financial statements.
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
In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies,” the Company also capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations are expensed in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to market risks arising from changes in interest rates. The Company’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Company’s Amended and Restated Senior Credit Facility. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Company’s variable rate obligations would be approximately $114,000.
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
There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
     (a) Exhibit Index

31 (a).	Certification of Chief Executive Officer dated August 15, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) dated August 15, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer dated August 15, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) dated August 15, 2005 pursuant to section 906 of the Sarbanes-Oxley Act
(b) Reports on Form 8-K
     None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY

SIGNATURES		CAPACITIES	DATE
/s/	RICHARD I. CLARK	Executive Vice President, Treasurer and	8-15-05

	Richard I. Clark	Assistant Secretary

/s/	GARY S. JONES	President	8-15-05

Gary S. Jones