Form 10-Q
period 2005-09-30
NORTHLAND CABLE TELEVISION INC
filed 2005-11-14
CIK 1051920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,505,095	$913,878
Due from Parent and affiliates	688,020	819,553
Accounts receivable, net	1,095,373	1,098,644
Prepaid expenses	669,386	483,351

Total current assets	6,957,874	3,315,426

Investment in Cable Television Properties:
Property and equipment, net of accumulated depreciation of $72,211,838 and $67,373,869 respectively	38,518,084	41,293,290
Franchise agreements, net of accumulated amortization of $38,923,291	39,509,437	39,504,437
Goodwill, net of accumulated amortization of $2,407,104	3,937,329	3,937,329
Other intangible assets, net of accumulated amortization $3,251,103 and $3,231,686, respectively	25,885	45,302

Total investment in cable television properties	81,990,735	84,780,358

System sale receivable	128,392	433,200
Loan fees, net of accumulated amortization of $3,164,913 and $2,782,038, respectively	961,439	1,298,814

Total assets	$90,038,440	$89,827,798

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities:
Accounts payable	$211,641	$747,973
Subscriber prepayments	1,542,260	1,343,651
Accrued expenses	8,232,503	4,732,046
Converter deposits	84,407	93,604
Due to affiliates	108,287	36,203
Current portion of notes payable	8,300,000	3,400,000

Total current liabilities	18,479,098	10,353,477

Notes payable, net of current portion	103,060,000	109,660,000
Deferred tax liabilities	2,298,341	1,006,408

Total liabilities	123,837,439	121,019,885

Shareholder’s Deficit:
Common stock (par value $1.00 per share, authorized 50,000 shares; 10,000 shares issued and outstanding) and additional paid-in capital	12,359,377	12,359,377
Accumulated deficit	(46,158,376)	(43,551,464)

Total shareholder’s deficit	(33,798,999)	(31,192,087)

Total liabilities and shareholder’s deficit	$90,038,440	$89,827,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2005	2004
Service revenues	$37,918,807	$37,340,197

Expenses:
Cable system operations (including $9,404, net received from and $93,014, net paid to affiliates in 2005 and 2004, respectively), exclusive of depreciation and amortization shown below	16,241,847	15,364,051
General and administrative (including $1,914,049 and $1,781,830, net paid to affiliates in 2005 and 2004, respectively)	6,962,354	6,846,636
Other operating loss	38,000	—
Management fees paid to Parent	1,895,940	1,867,010
Depreciation and amortization	6,215,936	6,892,725
(Gain) loss on disposal of assets	(264,352)	302,354

	31,089,725	31,272,776

Income from operations	6,829,082	6,067,421

Other income (expense):
Interest expense and amortization of loan fees	(8,758,885)	(8,699,563)
Other, net	46,111	39,072

	(8,712,774)	(8,660,491)

Loss from continuing operations before income tax expense	(1,883,692)	(2,593,070)

Income tax expense	(1,298,818)	(695,803)

Loss from continuing operations	(3,182,510)	(3,288,873)

Discontinued operations (note 4)
Income from operations of Navasota system (including gain on sale of systems of $665,448 in 2005)	719,905	46,004
Loss from sale of Port Angeles System	(144,307)	—

Net loss	$(2,606,912)	$(3,242,869)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2005	2004
Service revenues	$12,888,804	$12,534,211

Expenses:
Cable system operations (including $2,731 and $4,227, net received from affiliates in 2005 and 2004, respectively), exclusive of depreciation and amortization shown below	5,544,914	5,195,792
General and administrative (including $686,139 and $634,484, net paid to affiliates in 2005 and 2004, respectively)	2,435,469	2,387,953
Other operating loss	38,000	—
Management fees paid to Parent	644,440	626,711
Depreciation and amortization	1,992,556	2,333,001
Gain on disposal of assets	(651)	(49,379)

	10,654,728	10,494,078

Income from operations	2,234,076	2,040,133

Other income (expense):
Interest expense and amortization of loan fees	(2,912,695)	(2,927,824)
Other, net	24,423	7,756

	(2,888,272)	(2,920,068)

Loss from continuing operations before income tax expense	(654,196)	(879,935)

Income tax expense	(450,224)	(163,481)

Loss from continuing operations	(1,104,420)	(1,043,416)

Discontinued operations (note 4)
Income from operations of Navasota system (including gain on sale of systems of $665,448 in 2005)	669,005	9,872
Loss from sale of Port Angeles System	(144,307)	—

Net loss	$(579,722)	$(1,033,544)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,606,912)	$(3,242,869)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	6,259,835	7,009,574
Amortization of loan fees	382,875	417,708
(Gain) loss on disposal of assets	(822,969)	302,354
Deferred income taxes	1,291,933	690,000
Other	93,296	89,886
(Increase) decrease in operating assets, net of systems sold:
Accounts receivable	28,037	259,942
Prepaid expenses	(209,441)	(328,658)
Due from Parent and affiliates	131,533	(106,523)
Increase (decrease) in operating liabilities, net of systmes sold:
Accounts payable and accrued expenses	2,924,505	1,882,496
Due to affiliates	72,084	(46,490)
Converter deposits	(8,537)	(16,493)
Subscriber prepayments	200,549	(79,547)

Net cash provided by operating activities	7,736,788	6,831,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in cable television properties	(3,971,601)	(6,776,825)
Proceeds from sale of cable system, net	1,283,687	3,990,778
Proceeds from related party insurance fund	285,543	—
Proceeds from disposal of assets	7,300	6,900
Franchises and other intangibles	(5,000)	(10,768)

Net cash used in investing activities	(2,400,071)	(2,789,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,700,000)	(2,240,000)
Loan fees	(45,500)	(121,399)

Net cash used in financing activities	(1,745,500)	(2,361,399)

INCREASE IN CASH	3,591,217	1,680,066

CASH, beginning of period	913,878	2,134,254

CASH, end of period	$4,505,095	$3,814,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$5,757,456	$5,737,872

Cash paid during the period for state income taxes	$6,885	$5,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY
(A wholly owned subsidiary of Northland Telecommunications Corporation)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
(1) Basis of Presentation
These unaudited condensed consolidated financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosures and do not contain all of the necessary footnote disclosures required for a complete presentation of the condensed consolidated balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial position at September 30, 2005, its condensed consolidated statements of operations for the nine and three months ended September 30, 2005 and 2004 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
On August 1, 2005, the Partnership completed sales of the operating assets and franchise rights of its cable system serving the community of Navasota, Texas. The Navasota system served approximately 1,025 subscribers. This filing and the accompanying financial statements present the results of operations and sale of the Navasota system as discontinued operations.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be as follows:

2005 (3 months)	130,438
2006	521,752
2007	309,249

$961,439

Other intangibles are being amortized using the straight-line method. Future amortization of these other intangibles is expected to be as follows:

2005 (3 months)	6,471
2006	19,414

$25,885

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
In March of 2005, the Company further amended the Amended and Restated Senior Credit Facility such that the Company was allowed to retain the net proceeds from the sale of the Navasota system. In addition, the amendment establishes a limitation on the maximum amount of annual capital expenditures to be incurred during 2005 of $5.7 million and modifies the Minimum Fixed Charge Coverage Ratio requirement during 2005 as follows:

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
In November of 2005, the Company further amended its credit facility such that the Company was able to retain the escrow proceeds that were released to the Company as a result of the settlement of the litigation with the buyer of the Port Angeles System (note 4) and allows the Company to exclude the legal fees associated with the settlement of this litigation from the calculation of Operating Cash Flow. In addition, the amendment also allows the Company to exclude any deductibles and coinsurance costs incurred as a result of insurance claims related to hurricane damages from the calculation of Operating Cash Flow (up to a maximum of $38,000).
As of September 30, 2005, the Company was in compliance with the terms of the Amended and Restated Senior Credit Facility.
The current portion of notes payable included in the accompanying balance sheets reflect the principal payment requirements of the Amended and Restated Senior Credit Facility, as amended in August of 2005. Annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments
2005 (3 months)	$850,000
2006	10,510,000

Total	$11,360,000

As of September 30, 2005, the balance under the Senior credit facility was approximately $11.4 million and applicable interest rates were as follows: $9.4 million at a LIBOR based interest rate of 7.61%, $1.1 million at a LIBOR based interest rate of 7.61% and $0.9 million at a LIBOR based interest rate of 7.77%. These rates expire during the fourth quarter of 2005 at which time new rates will be established.
On November 11, 2005, the Company executed a commitment letter received from a recognized financial institution to lead the syndication of a significant credit facility for the Company. It is anticipated that funds from the new credit facility, if secured by the Company, will be used to refinance existing senior bank debt, to redeem in their entirety all of the Company’s senior subordinated notes pursuant to the optional redemption provisions of those notes, and to provide funds for future capital expenditures and working capital. The commitment is subject to various conditions including no material adverse change in the operations of the Company, no material adverse changes in financial, banking or capital market conditions, satisfactory results of due diligence review by the lender, mutually satisfactory negotiation of definitive documentation of the credit facility, among others. If the credit facility is secured, it is currently contemplated that closing of the new credit facility will take place sometime during the fourth quarter of 2005 although no assurances can be given as to this timing. It is important to note that final consummation of the proposed credit facility remains subject to various conditions outside of the Company’s control, and no assurances can be given at this time that these conditions will be satisfied or that the credit facility will actually be secured.
(4) System Sales
On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). In association with this transaction, approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Company received notice from the buyer of the Port Angeles System of certain claims, which were made under the hold back agreement provisions of the purchase and sale agreement. Approximately $433,000 of the original escrow proceeds remained in escrow until such claims were resolved. The escrow proceeds in excess of the claims were released to the Company in March of 2004.
On August 26, 2005, the Company settled its ongoing litigation with the buyer of the Port Angeles System. As a result of the settlement reached, the Company received approximately $326,000 of the escrow funds. Under an amendment to the Company’s credit facility, executed in November of 2005, the Company was allowed to retain these proceeds. The remaining escrow proceeds, approximately $107,000, were remitted to the buyer of the Port Angeles System, and were allocated to discontinued operations as a loss from the sale of the Port Angeles System in the Company’s statement of operations for the three and nine months ended September 30, 2005. The Company also recorded $37,000 in legal fees in connection with the settlement of this litigation
The Company does not expect that the settlement of these claims, or the write off the amounts remitted to the buyer of the Port Angeles System, will have any further implication on the Company’s financial statements.
In September 2004, the Company sold its systems serving the areas of Buffalo and Jewett, Texas. These systems served approximately 415 basic subscribers and were sold for approximately $130,000. The net proceeds from this sale were used to repay amounts outstanding under the Company’s Amended and Restated Senior Credit Facility. The effect of this transaction did not have a material impact on the Company’s financial statements.
On August 1, 2005, the Company completed the sale of the operating assets and franchise rights of its cable system in and around the community of Navasota, Texas, which served approximately 1,025 subscribers, to Cequel III Communications I, LLC, an unaffiliated third party. The Navasota system was sold at a price of approximately $1,316,000 of which the Company received approximately $960,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $130,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Under the terms of an amendment to the Company’s Senior Credit Facility, executed in March of 2005, the Company was allowed to retain all of these proceeds. The Company recorded a gain from the sale of the Navasota system of approximately $665,000.

The assets and liabilities attributable to the Navasota system as of December 31, 2004 consisted of the following:

As of
December 31,
2004
Cash	$3,530
Accounts receivable	33,723
Prepaid expenses	3,745

Property and equipment (net of accumulated depreciation of $1,156,138)	415,988

Total assets	$456,986

Accounts payable and accrued expenses	$63,877
Deposits	632
Subscriber prepayments	12,770

Total liabilities	$77,279

In addition, the revenue, expenses and other items attributable to the operations of the Navasota system during the periods presented in this filing have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the nine months ended September 30,
	2005	2004
Service revenues	$389,533	$565,870

Expenses:
Cable systems operations (including $30,240 and $40,815, net paid to affiliates in 2005 and 2004, respectively), exclusive of depreciation and amortization shown below	184,241	250,690
General and administrative (including $64,061 and $91,616, net paid to affiliates in 2005 and 2004, respectively)	87,459	124,034
Management fees paid to Parent	19,477	28,293
Depreciation and amortization	43,899	116,849
Gain on disposal of assets	(665,448)	—

	(330,372)	519,866

Income from operations of Navasota system, net	$719,905	$46,004

	For the three months ended September 30,
	2005	2004
Service revenues	$52,761	$180,269

Expenses:
Cable systems operations (including $6,882 and $13,958, net paid to affiliates in 2005 and 2004, respectively), exclusive of depreciation and amortization shown below	28,473	81,204
General and administrative (including $9,887 and $29,554 paid to affiliates in 2005 and 2004, respectively)	11,897	41,258
Management fees paid to Parent	2,638	9,013
Depreciation and amortization	6,196	38,922
Gain on disposal of assets	(665,448)	—

	(616,244)	170,397

Income from operations of Navasota system, net	$669,005	$9,872

Under the terms of an amendment to the Company’s Amended and Restated Senior Credit Facility in March of 2005, the Company was allowed to retain the net proceeds from the sale of the Navasota system. Due to the fact that the Company did not repay its credit facilities with the proceeds from the sale of the Navasota system, there has been no allocation of interest expense and amortization of loan fees to discontinued operations.

PART I (continued)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations — Nine Months Ended September 30, 2005 and 2004
Basic subscribers from continuing operations decreased 1,806 or approximately 2%, from 78,225 as of December 31, 2004 to 76,419 as of September 30, 2005. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Company’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Company is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenues from continuing operations totaled $37.9 million for the nine months ended September 30, 2005, an increase of $600,000 or approximately 2%, from $37.3 million for the same period in 2004. Revenues from continuing operations for the nine months ended September 30, 2005 were comprised of the following sources:
•	$24.5 million (64%) from basic services

•	$3.9 million (11%) from expanded basic services

•	$3.7 million (10%) from high-speed Internet services

•	$2.0 million (5%) from premium services

•	$1.5 million (4%) from advertising

•	$600,000 (2%) from digital services

•	$1.7 million (4%) from other sources
Average monthly revenue from continuing operations per subscriber increased $4.05 or approximately 8% from $50.67 for the nine months ended September 30, 2004 to $54.72 for the nine months ended September 30, 2005. This increase is attributable to rate increases implemented in a majority of the Company’s systems during the second quarter of 2005 and increased penetration of new product tiers, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
Cable system operation expenses from continuing operations increased approximately $800,000, or 6% from $15.4 million to $16.2 million for the nine months ended September 30, 2005. This increase is primarily attributable to increased costs associated with the Company’s high speed Internet product, increased advertising expenses and an increase in system vehicle expenses, offset by a decrease in programming costs, which is attributable to the aforementioned decrease in total subscribers.
During the nine months ended September 30, 2005, the Company recorded deductibles and coinsurance costs related to certain insurance claims that were made as a result of hurricanes Katrina and Rita. This amount totaled $38,000 and was recorded as other operating loss from continuing operations.
General and administrative expenses from continuing operations increased approximately $200,000, or 3% from $6.8 million to $7.0 million for the nine months ended September 30, 2005. The Company had a decrease in franchise fees, copying and printing charges and travel expenses, offset by an increase in administrative salary costs, legal expenses and corporate overhead allocations by the Company’s Parent. These corporate overhead allocations have been reduced in prior periods to the extent that allocation of these costs would have resulted in non-compliance with the Company’s debt covenants. Corporate overhead expenses represent actual costs incurred by the Company’s Parent for the period that are attributable to the operations of the Company. The Company has no obligation or liability to its Parent for reductions in corporate overhead charges.
Management fees from continuing operations for the nine months ended September 30, 2005 remained relatively constant with the same period in 2004. Management fees are calculated at 5.0% of gross revenues.
Depreciation and amortization expense from continuing operations for the nine months ended September 30, 2005 decreased approximately $700,000, or 10% from $6.9 million to $6.2 million for the nine months ended September 30, 2005. The decrease is attributable to certain assets becoming fully depreciated or amortized, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees for the nine months ended September 30, 2005 remained relatively constant with the same period in 2004. The effect of routine principal payments was offset by an increase in interest rates.
EBITDA from continuing operations decreased approximately $500,000 or 4%, from $13.3 million to $12.8 million for the nine months ended September 30, 2005, and EBITDA margin from continuing operations decreased from 35.5% to 33.7% for the nine months ended September 30, 2005. This decrease is primarily attributable to the aforementioned decrease in total subscribers, and increased corporate overhead charges, discussed above.
EBITDA represents a non-GAAP measure and is one of the primary measures used by management to evaluate performance and to forecast future results. EBITDA margin represents EBITDA as a percentage of revenue. We believe EBITDA is useful to assess performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure is that it excludes depreciation and amortization, which represents the period costs of certain capitalized tangible and intangible assets, and gains and losses recognized on the disposal of assets. It is also not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our definitions of EBITDA may not be identical to similarly titled measures reported by other companies. The following represents a reconciliation of EBITDA from continuing operations to loss from continuing operations, which is the most directly comparable GAAP measure:

	Nine Months Ended September 30,
	2005	2004

EBITDA:

EBITDA	$12,780,666	$13,262,500

Depreciation and amortization expense	(6,215,936)	(6,892,725)
Gain (loss) on disposal of assets	264,352	(302,354)

Income from operations	6,829,082	6,067,421

Interest expense and amortization of loan fees	(8,758,885)	(8,699,563)
Other, net	46,111	39,072

Loss from continuing operations before income tax expense	(1,883,692)	(2,593,070)

Income tax expense	(1,298,818)	(695,803)

Loss from continuing operations	$(3,182,510)	$(3,288,873)

EBITDA MARGIN:

EBITDA	$12,780,666	$13,262,500

Service Revenues	$37,918,807	$37,340,197

EBITDA Margin	33.7%	35.5%

Results of Operations — Three Months Ended September 30, 2005 and 2004
Basic subscribers from continuing operations decreased 65 or less than 1%, from 76,484 as of June 30, 2005 to 76,419 as of September 30, 2005. An increase due to the seasonality in college communities was offset by competition from DBS providers, availability of off-air signals in the Company’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Company is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenues from continuing operations totaled $12.9 million for the three months ended September 30, 2005, an increase of $400,000 or 3% over the same period in 2004. Revenues from continuing operations for the three months ended September 30, 2005 were comprised of the following sources:
•	$8.2 million (64%) from basic services

•	$1.5 million (12%) from high-speed Internet services

•	$1.2 million (9%) from expanded basic services

•	$700,000 (5%) from premium services

•	$500,000 (4%) from advertising

•	$200,000 (2%) from digital services

•	$600,000 (4%) from other sources
Average monthly revenue from continuing operations per subscriber increased $4.54 or approximately 9% from $51.88 for the three months ended September 30, 2004 to $56.42 for the three months ended September 30, 2005. This increase is attributable to rate increases implemented in a majority of the Company’s systems during the second quarter of 2005 and increased penetration of new product tiers, specifically, high-speed Internet services, and increased advertising revenue.
Cable system operation expenses from continuing operations increased approximately $300,000, or 6% from $5.2 million to $5.5 million for the three months ended September 30, 2005. This increase is primarily attributable to increased costs associated with the Company’s high speed Internet product, increased advertising expenses and an increase in operating salary costs and system vehicle expenses, offset by a decrease in programming costs, which is attributable to a decrease in subscribers for some of the Company’s service levels.
During the three months ended September 30, 2005, the Company recorded deductibles and coinsurance costs related to certain insurance claims that were made as a result of hurricanes Katrina and Rita. This amount totaled approximately $38,000 and was recorded as other operating loss from continuing operations.
General and administrative expenses from continuing operations totaled $2.4 million for the three months ended September 30, 2005, remaining relatively constant with the same period in 2004. The Company had an increase in administrative salary costs, marketing expenses, and legal expenses offset by a decrease in franchise fees, billing service fees and travel expenses.
Management fees from continuing operations for the three months ended September 30, 2005 remained relatively constant with the same period in 2004. Management fees are calculated at 5.0% of gross revenues.
Depreciation and amortization expense from continuing operations for the three months ended September 30, 2005, decreased approximately $300,000 or 13% from $2.3 million to $2.0 million for the three months ended September 30, 2005. The decrease is attributable to certain assets becoming fully depreciated or amortized, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees for the three months ended September 30, 2005 remained relatively constant with the same period in 2004. The effect of routine principal payments was offset by an increase in interest rates.
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
Net cash provided by operating activities was $7.7 million for the nine months ended September 30, 2005. Adjustments to the $2.6 million net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $6.3 million of depreciation and amortization expense, $1.3 million of deferred income tax expense, $400,000 of amortization of loan fees and changes in other operating assets and liabilities of $3.1 million, offset by a gain on disposal of assets of approximately $800,000.
Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2005, and consisted primarily of $4.0 million in capital expenditures, offset by approximately $1.2 million in proceeds from the sale of cable systems and approximately $300,000 in insurance proceeds.
Net cash used in financing activities consisted of $1.7 million in scheduled principal prepayments and $45,500 in loan fees.
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
In March of 2005, the Company further amended the Amended and Restated Senior Credit Facility such that the Company was allowed to retain the net proceeds from the sale of the Navasota system. In addition, the amendment establishes a limitation on the maximum amount of annual capital expenditures to be incurred during 2005 of $5.7 million and modifies the Minimum Fixed Charge Coverage Ratio requirement during 2005 as follows:

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
In November of 2005, the Company further amended its credit facility such that the Company was able to retain the escrow proceeds that were released to the Company as a result of the settlement of the litigation with the buyer of the Port Angeles System (note 4) and allows the Company to exclude the legal fees associated with the settlement of this litigation from the calculation of Operating Cash Flow. In addition, the amendment also allows the Company to exclude any deductibles and coinsurance costs incurred as a result of insurance claims related to hurricane damages from the calculation of Operating Cash Flow (up to a maximum of $38,000).
As of September 30, 2005, the Company was in compliance with the terms of the Amended and Restated Senior Credit Facility
The current portion of notes payable included in the accompanying balance sheets reflect the principal payment requirements of the Amended and Restated Senior Credit Facility, as amended in August of 2005. Annual maturities of the Amended and Restated Senior Credit Facility are as follows:

Principal
Payments
2005 (3 months)	$850,000
2006	10,510,000

Total	$11,360,000

As of September 30, 2005, the balance under the Senior credit facility was approximately $11.4 million and applicable interest rates were as follows: $9.4 million at a LIBOR based interest rate of 7.61%, $1.1 million at a LIBOR based interest rate of 7.61% and $0.9 million at a LIBOR based interest rate of 7.77%. These rates expire during the fourth quarter of 2005 at which time new rates will be established.
On November 11, 2005, the Company executed a commitment letter received from a recognized financial institution to lead the syndication of a significant credit facility for the Company. It is anticipated that funds from the new credit facility, if secured by the Company, will be used to refinance existing senior bank debt, to redeem in their entirety all of the Company’s senior subordinated notes pursuant to the optional redemption provisions of those notes, and to provide funds for future capital expenditures and working capital. The commitment is subject to various conditions including no material adverse change in the operations of the Company, no material adverse changes in financial, banking or capital market conditions, satisfactory results of due diligence review by the lender, mutually satisfactory negotiation of definitive documentation of the credit facility, among others. If the credit facility is secured, it is currently contemplated that closing of the new credit facility will take place sometime during the fourth quarter of 2005 although no assurances can be given as to this timing. It is important to note that final consummation of the proposed credit facility remains subject to various conditions outside of the Company’s control, and no assurances can be given at this time that these conditions will be satisfied or that the credit facility will actually be secured.
System Sales
On March 11, 2003, the Company sold the operating assets and franchise rights of its cable system in and around the community of Port Angeles, Washington (the “Port Angeles System”). In association with this transaction, approximately $575,000 was to be held in escrow and released to the Company one year from the closing of the transaction, subject to general representations and warranties. In March of 2004, the Company received notice from the buyer of the Port Angeles System of certain claims, which were made under the hold back agreement provisions of the purchase and sale agreement. Approximately $433,000 of the original escrow proceeds remained in escrow until such claims were resolved. The escrow proceeds in excess of the claims were released to the Company in March of 2004.

On August 26, 2005, the Company settled its ongoing litigation with the buyer of the Port Angeles System. As a result of the settlement reached, the Company received approximately $326,000 of the escrow funds. Under an amendment to the Company’s credit facility, executed in November of 2005, the Company was allowed to retain these proceeds. The remaining escrow proceeds, approximately $107,000, were remitted to the buyer of the Port Angeles System, and were allocated to discontinued operations as a loss from the sale of the Port Angeles System in the Company’s statement of operations for the three and nine months ended September 30, 2005. The Company also recorded $37,000 in legal fees in connection with the settlement of this litigation
The Company does not expect that the settlement of these claims, or the write off of the amounts remitted to the buyer of the Port Angeles System, will have any further implication on the Company’s financial statements.
In September 2004, the Company sold its systems serving the areas of Buffalo and Jewett, Texas. These systems served approximately 415 basic subscribers and were sold for approximately $130,000. The net proceeds from this sale were used to repay amounts outstanding under the Company’s Amended and Restated Senior Credit Facility. The effect of this transaction did not have a material impact on the Company’s financial statements.
On August 1, 2005, the Company completed the sale of the operating assets and franchise rights of its cable system in and around the community of Navasota, Texas, which served approximately 1,025 subscribers, to Cequel III Communications I, LLC, an unaffiliated third party. The Navasota system was sold at a price of approximately $1,316,000 of which the Company received approximately $960,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $130,000 will be held in escrow and released to the Partnership eighteen months from the closing of the transaction subject to indemnification claims made, if any, by the buyer pursuant to the terms of the purchase and sale agreement. Under the terms of an amendment to the Company’s Senior Credit Facility, executed in March of 2005, the Company was allowed to retain all of these proceeds. The Company recorded a gain from the sale of the Navasota system of approximately $665,000.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Company has capital requirements for annual maturities related to the Company’s credit facilities and required minimum operating lease payments. The following table summarizes the Company’s contractual obligations as of September 30, 2005:

		Payments Due By Period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years

Notes payable	$111,360,000	$8,300,000	$103,060,000	$—	$—
Minimum operating lease payments	239,613	82,218	124,904	31,291	1,200

Total	$111,599,613	$8,382,218	$103,184,904	$31,291	$1,200

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Company also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as, generally, pole rentals are cancelable on short notice. The Company does, however, anticipate that such rentals will recur.

(c)	Note that obligations related to the Company‘s credit facilities exclude interest expense.
Capital Expenditures
For the nine months ended September 30, 2005, the Company had capital expenditures of approximately $4.0 million. Capital expenditures included: (i) expansion and improvements of cable properties including the launch of high-speed Internet services; (ii) additions to plant and equipment; (iii) maintenance of existing equipment; (iv) cable line drops and extensions and installations of cable plant facilities; and (v) vehicle replacements.
The Company plans to invest approximately $1.9 million in capital expenditures during the remaining three months of 2005. Anticipated expenditures include costs for upgrading and two-way activating certain distribution facilities, continued deployment of high-speed Internet services, extensions of distribution facilities to add new subscribers and vehicle replacements. It is expected that cash flow from operations will be sufficient to fund planned capital expenditures.
Recently Issued Accounting Pronouncements
In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies the assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 did not have a material impact on the Company’s financial statements.
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
There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
(a) Exhibit Index
31	(a). Certification of Chief Executive Officer dated November 14, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31	(b). Certification of President (Principal Financial and Accounting Officer) dated November 14, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32	(a). Certification of Chief Executive Officer dated November 14, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32	(b). Certification of President (Principal Financial and Accounting Officer) dated November 14, 2005 pursuant to section 906 of the Sarbanes-Oxley Act
(b) Reports on Form 8-K
     None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE TELEVISION, INC. AND SUBSIDIARY

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and Assistant Secretary	11-14-05
Richard I. Clark

/s/ GARY S. JONES	President	11-14-05

Gary S. Jones